Form 10QSB
period 1995-05-31
FLORAFAX INTERNATIONAL INC
filed 1995-07-13
CIK 37525

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended May 31, 1995
                                                ------------

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

        For the transition period from                 to
                                       ---------------    ---------------

          Commission File Number:                  0-5531
                                 ------------------------

                         FLORAFAX INTERNATIONAL, INC.
                         ----------------------------
       (Exact name of small business issuer as specified in its charter)

            Delaware                                         41-0719035
- - ----------------------------------                           ----------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

                  8075 20th Street, Vero Beach, Florida 32966
- - --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  407-563-0263
                                  ------------
                          (Issuer's telephone number)

  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
    ----    -----

The registrant had 5,725,874 shares of common stock, $0.01 par value, outstanding at May 31, 1995.

Transitional Small Business Disclosure Format (Check one):  Yes  ;   No    X
                                                            ------   -------

                                     INDEX

PART I          FINANCIAL INFORMATION                                                         Page No.
        Item 1.    Financial Statements (Unaudited):

                        Consolidated Balance Sheets
                        May 31, 1995 and August 31, 1994                                        1 - 2

                        Consolidated Statements of Income (loss) and
                           Accumulated Deficit
                          Three Months and Nine Months Ended May 31, 1995
                           and May 31, 1994                                                     3

                        Consolidated Statements of Cash Flows
                        Nine Months Ended May 31, 1995 and May 31, 1994                         4 - 5

                        Notes to Consolidated Financial Statements                              6 - 8

        Item 2.         Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                           9 - 12

 PART II        OTHER INFORMATION

        Item 1.         Legal Proceedings                                                       13

        Item 2.         Changes in Securities                                                   13

        Item 3.         Defaults Upon Senior Securities                                         13

        Item 4.         Submission of Matters to a Vote of Security Holders                     13

        Item 5.         Other Information                                                       13

        Item 6.         Exhibits and Reports on Form 8-K                                        13 - 14

Signatures                                                                                      15

                          FLORAFAX INTERNATIONAL, INC.
                          Consolidated Balance Sheets

                                                                 (In Thousands)
ASSETS                                                     May 31             August 31
                                                            1995                 1994
                                                         -----------          ----------
                                                         (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                  $1,762              $  558
   Restricted cash                                               530                 530
   Accounts receivable:
                Members, less allowances of $534 at
                 May 31, 1995 and $819 at
                 August 31, 1994                               2,250               1,303
                 Charge card issuers                             223                 274
                 Other                                            94                 152
                                                         -----------          ----------
                                                               2,567               1,729

   Prepaid and other assets                                       44                  30
                                                         -----------          ----------
                          TOTAL CURRENT ASSETS                 4,903               2,847

Property and equipment, at cost:
                Fixtures and equipment                         1,347               1,331
                Computer systems                               1,105               1,049
                Communication systems                          1,516               1,491
                Leasehold improvements                           309                 303
                                                         -----------          ----------
                                                               4,277               4,174

                Accumulated depreciation
                   and amortization                            3,786               3,548
                                                         -----------          ----------
                                                                 491                 626

Other assets:
                Excess of cost over net assets
                   of acquired business                        1,995               1,995
                Other                                            398                 478
                                                         -----------          ----------
                                                               2,393               2,473
                                                         -----------          ----------
TOTAL ASSETS                                                  $7,787              $5,946
                                                         ===========          ==========


  See accompanying notes.
                                       1

                          FLORAFAX INTERNATIONAL, INC.
                          Consolidated Balance Sheets


                                                                   (In Thousands)
LIABILITIES AND STOCKHOLDERS' NET CAPITAL DEFICIENCY          May 31           August 31
                                                               1995              1994
                                                            -----------        ---------
                                                            (Unaudited)
CURRENT LIABILITIES:
   Bank overdraft                                                  ---            $1,065
   Current maturities of long-term debt                            140               113
   Accounts payable                                              4,874             3,098

   Accrued liabilities:
                Consulting fee payable                             ---               100
                Member benefits                                    103                81
                Other                                            1,363               802
                                                            -----------        ---------
                          TOTAL CURRENT LIABILITIES              6,480             5,259

Long-term debt, less current maturities:
   9 1/2% convertible subordinated notes                         2,920             2,920
   Other                                                           195               222
                                                            -----------        ---------
                                                                 3,115             3,142

Membership security deposits                                        60                60
Unearned directory income                                           70               ---
                                                            -----------        ---------
                          TOTAL LIABILITIES                      9,725             8,461

STOCKHOLDERS' NET CAPITAL DEFICIENCY:
      Preferred stock (par value $10, 600,000
        shares authorized, none issued)
     Common stock - (par value $.01,
        18,000,000 shares authorized, 5,748,874 and 5,548,874
        issued at May 31, 1995 and August 31, 1994, respectively,
        5,725,874 and 5,525,874 outstanding at May 31, 1995
        and August 31, 1994, respectively)                          58                56
    Additional paid-in capital                                   7,366             7,331
    Accumulated deficit                                         (9,362)           (9,902)
                                                            ----------         ---------
                TOTAL STOCKHOLDERS' NET CAPITAL
                   DEFICIENCY                                   (1,938)           (2,515)
                                                            ----------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' NET
  CAPITAL DEFICIENCY                                            $7,787            $5,946
                                                            ==========         =========


See accompanying notes.
                                       2

                          FLORAFAX INTERNATIONAL, INC.
        Consolidated Statements of Income (loss) and Accumulated Deficit
                      (In Thousands Except per Share Data)

                                          Three Months Ended          Nine Months Ended
                                       -----------------------     ----------------------
                                         May 31        May 31        May 31        May 31
                                          1995          1994          1995          1994
                                       --------      ---------     --------      ---------
                                                           (Unaudited)
NET REVENUES:
   Member dues and fees                    $506          $517         $1,483        $1,681
   Floral order processing                  740           539          1,831         1,393
   Directory and advertising fees           371           316            965         1,027
   Charge card processing                   343           474          1,176         1,367
   Other revenue                              9            20             26            19
                                        -------       -------        -------       -------
                                          1,969         1,866          5,481         5,487

EXPENSES:
   Member support, general
      and administrative                  1,290         1,565          3,739         3,922
   Selling, advertising and promotion       142           330            409           885
   Directory publishing                     140            81            293           318
   Depreciation, amortization
      and retirements                        82           100            301           291
                                        -------       -------        -------       -------
                                          1,654         2,076          4,742         5,416
                                        -------       -------        -------       -------

OPERATING INCOME (LOSS)                     315          (210)           739            71

OTHER INCOME (EXPENSE):
   Interest expense                         (81)          (85)          (233)         (249)
   Other                                     30           (14)            34             9
   Litigation settlements                   ---                          ---           (51)
                                        -------       -------        -------       -------
                                            (51)          (99)          (199)         (291)
                                        -------       -------        -------       -------

NET INCOME (LOSS)                          $264         ($309)          $540         ($220)

Accumulated deficit at beginning
   of period                             (9,626)       (9,502)        (9,902)       (9,591)
                                        -------       -------        -------       -------

Accumulated deficit at end of period    ($9,362)      ($9,811)       ($9,362)      ($9,811)
                                        =======       =======        =======       =======

Weighted average shares
      outstanding                         5,811         5,549          5,716         5,526

PRIMARY AND FULLY DILUTED EARNINGS
   (LOSS) PER SHARE                       $0.05        ($0.06)         $0.09        ($0.04)


See accompanying notes.

                         FLORAFAX INTERNATIONAL, INC.
                    Consolidated Statements of Cash Flows
                                (In Thousands)

                                                       Nine months end
                                                           May 31
                                                     1995          1994
                                                  ---------     ----------
                                                         (Unaudited)
OPERATING ACTIVITIES
   Net income (loss)                                  $540        ($220)

   ADJUSTMENTS TO RECONCILE NET INCOME
      TO NET CASH PROVIDED BY OPERATING ACTIVITIES

          Depreciation, amortization, and
             retirements                               291          300
          Non cash compensation expense                 37          ---
          Increase (decrease) in cash
             flows due to changes in:
                Accounts receivable                   (838)         (70)
                Inventories                            ---           15
                Prepaid and other assets               (14)          34
                Other noncurrent assets                 80          (88)
                Accounts payable                     1,776        1,449
                Accrued liabilities                    583          136
                Unearned directory income               70           75
                Membership security deposits           ---           (7)
                                                  ---------     ----------
      Net cash provided by
        operating activities                         2,525        1,624

INVESTING ACTIVITIES
          Capital expenditures                        (156)        (311)
          Acquisition of trademarks                    ---         (298)
          Deposit of restricted cash                   ---         (451)
                                                  ---------     ----------
             Net cash used in
                investing activities                 ($156)     ($1,060)



                                  (Continued)

                         FLORAFAX INTERNATIONAL, INC.
                    Consolidated Statements of Cash Flows
                                (In Thousands)

                                                       Nine months end
                                                           May 31
                                                     1995            1994
                                                   --------       ---------
                                                         (Unaudited)
FINANCING ACTIVITIES
          Proceeds from issuing debt                  ---            $297
          Proceeds from issuing stock                 ---               5
          Reduction in bank overdraft               (1,065)          (394)
          Payments of debt                            (100)           (36)
                                                 -------------   -------------
             Net cash used in
               financing activities                 (1,165)          (128)
                                                 -------------   -------------
  NET INCREASE IN
    CASH AND CASH EQUIVALENTS                        1,204            436

  Cash and cash equivalents
    at beginning of year                               558            107
                                                 -------------   -------------
  CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                $1,762           $543
                                                 =============   =============


  Supplemental disclosures of
    cash flow information:
      Cash paid during the period
        for interest                                  $149           $174
                                                 =============   =============



See accompanying notes.

                         FLORAFAX INTERNATIONAL, INC.
                  Notes to Consolidated Financial Statements
                        Nine Months Ended May 31, 1995

Note (1) Management's Opinion and Accounting Policies

The accompanying interim financial statements should be read in conjunction with the Florafax International, Inc. (the Company's) Form 10-KSB for the year ended August 31, 1994.

In the opinion of Management the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of May 31, 1995 and the consolidated results of operations and cash flows for the three and nine month periods ended May 31, 1995. Certain items have been reclassified in the income statement and statement of cash flows to conform with the current period presentation.

Historically, the Company's flowers-by-wire operation is seasonal in that its member florists send a much larger volume of orders during the Christmas season, Valentine's Day, Easter and Mother's Day. Therefore, the results of operations of an interim period may not necessarily be indicative of the results expected for a full year. In an effort to increase orders to member florists the Company continues to engage in non traditional campaigns through it's wholly owned subsidiary, The Flower Club. These campaigns allow the Company to market directly to customers of numerous nationally recognized companies. Floral orders and handling fees generated through The Flower Club have become significant, representing 60% of gross floral order volume for the quarter ended May 31, 1995 (36% of gross floral order volume for the quarter ended May 31, 1994) and 54% of gross floral order volume for the nine months ended May 31, 1995 (29% of gross floral order volume for the nine months ended May 31, 1994). Management expects the current level of orders generated by The Flower Club to continue.

The Company has financed its operations and capital requirements from internally generated cash flow and from an overdraft facility, as more fully discussed in note 2. The Company's continued existence is contingent upon its ability to maintain it's operating plan and it's ability to restructure long term debt.

Note (2) Overdraft Facility

On December 3, 1992, the Company and PNC Bank executed a security agreement pledging all the assets of the Company as collateral for a secured overdraft facility limited to $1,300,000. The terms of the most recent addendum to the overdraft facility reduce the amount available to the Company by $75,000 each month from April 15, 1995 through September 15, 1995, at which time the facility expires. As of May 31, 1995 the Company had available the entire $800,000 of unissued borrowing capacity under the overdraft facility. In addition, as of May 31, 1995 the Company had on deposit $500,000 with PNC Bank as collateral for the overdraft facility.

                         FLORAFAX INTERNATIONAL, INC.
                  Notes to Consolidated Financial Statements
                        Nine Months Ended May 31, 1995

Note (3) Contingencies

Florafax International, Inc. vs. Bellerose Floral Inc. and GTE Market Resources Inc., et al.

In October 1989, Bellerose Floral, Inc. (Bellerose) of Bayside, N.Y., an affiliate of 800-FLOWERS, Inc. became a Florafax member florist, and Florafax agreed to provide certain telecommunication services to Bellerose for a fee. GTE Market Resources, Inc. (GTE/MR) was engaged by Florafax to provide order-entry services for Florafax and to customers of Florafax, including Bellerose.

In 1990 certain disputes arose among Florafax, Bellerose and GTE/MR regarding the services to be performed by GTE/MR. As a result, in 1990, Florafax filed an action in Tulsa County (Oklahoma) District Court against GTE/MR and Bellerose. Bellerose then filed an action in New York Federal Court against Florafax. Subsequently, Florafax and Bellerose settled their claims against each other. Florafax pursued its claim against GTE/MR for damages suffered as a result of GTE/MR's breach of the telecommunications service agreement. On November 23, 1993 a jury awarded Florafax $1,481,000 in net damages against GTE/MR.

GTE/MR appealed this case and posted bond with the Court in order to do so. On December 22, 1994 this case was assigned to the Oklahoma Court of Appeals by the Oklahoma Supreme Court. On April 4, 1995 the Court of Appeals of the State of Oklahoma released for publication its decision on the appeal filed by GTE/MR. The award to the Company of $743,117 for consequential damages was affirmed. To the extent that the Company was awarded lost profits for two years in the amount of $750,000, the judgment was reversed and remanded for a determination of lost profits as limited by Oklahoma law. The award to GTE/MR of a set-off amount of $88,750 for unpaid invoices was affirmed, a contractual rate of 18% per annum applied for prejudgment interest was applied and the case remanded for a determination of an award of GTE's reasonable attorney's fees, expenses and other collection costs incurred in recovering the unpaid invoice amounts, but not their fees or expenses in defending against the claims of the Company or in pursuing other unsuccessful aspects of GTE/MR's counterclaim. The denial of the Company's request for attorney's fees was affirmed. The Company and GTE/MR have each petitioned the Oklahoma Supreme Court for writ of certiorari to review the portions of the Oklahoma Court of Appeals decision adverse to their respective interests, and both of the parties' appeals have been granted. There are no assurances that the Company will obtain a favorable ruling from the Oklahoma Supreme Court.

The Company's legal counsel has tried this case on a contingency fee basis and, accordingly, the Company has incurred minimal attorneys fees related to this litigation. However, the agreement between the Company and it's legal counsel stipulates that the Company's attorneys are to receive

                         FLORAFAX INTERNATIONAL, INC.
                  Notes to Consolidated Financial Statements
                        Nine Months Ended May 31, 1995

40% of the net proceeds now that the case has reached the appellate court. Consequently, the Company is to receive 60% of the ultimate proceeds. Recognition of any of these amounts will not be reflected in the financial statements until ultimate resolution.

Other

The Company is involved in various disputes involving routine business matters, the resolution of all of which in management's opinion will not have a material adverse effect upon the Company.

                         FLORAFAX INTERNATIONAL, INC.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Liquidity and Capital Resources

Sources of cash to meet future requirements are existing cash balances, internally generated funds, and the overdraft facility, discussed in Note 2 to the consolidated financial statements. The Company has no assurances that the overdraft facility will be extended past the maturity date in September 1995. If the Company is unable to secure an extension of the agreement, it may be necessary to seek additional financing either through debt or equity or otherwise restructure. No assurance can be given that the Company will be able to obtain additional financing on satisfactory terms.

Late in fiscal 1992 arrangements were made with PNC Bank, which holds the Company's operating funds and credit card accounts, for an interim secured overdraft facility limited to $1,300,000. The terms of the most recent addendum to the overdraft facility reduce the amount available to the Company by $75,000 each month from April 15, 1995 through September 15, 1995, at which time the facility expires. The Company has a security agreement pledging all the assets of the Company as security for the overdraft facility. As of May 31, 1995 the Company had available the entire $800,000 of unissued borrowing capacity under the overdraft facility. In addition, as of May 31, 1995 the Company had on deposit $500,000 with PNC Bank as collateral for the overdraft facility.

The Company has no formal plans for changes between equity and debt or other financing arrangements other than previously discussed, however, management of the Company is pursuing options which may include new sources of financing, including equity capital. In addition, as discussed in Note 3, the Company is hopeful that they will reach a settlement with GTE/MR during the current year, which could provide an additional source of working capital. However, there is no guaranty that the Company will obtain any equity capital nor is there any guaranty that the Company will receive any funds as a result of the GTE/MR judgment.

The Company continues to generate positive cash flow from operations. Cash provided by operations for the nine months ended May 31, 1995 was $2,525,000 compared to $1,624,000 for the nine months ended May 31, 1994. The Company's working capital deficit has been reduced from $2,412,000 at August 31, 1994 to $1,577,000 at May 31, 1995, an improvement of $835,000.

For the nine months ended May 31, 1995 the company reported an overall increase in cash of $1,204,000 compared to the nine months ended May 31, 1994 when the Company reported an increase in cash of $436,000.

Operating cash flows historically have been generated primarily from processing floral orders and charge card transactions for the Company's member florists, as well as collecting dues, fees and directory advertising from the members. Floral order processing may require settlement with the fulfilling florist before collection of funds from the sending florist. The terms of the Company's

                         FLORAFAX INTERNATIONAL, INC.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

receivables are 30 days, which management believes are consistent within the industry. Charge card processing, however, generally allows the Company to collect funds from the charge card issuer prior to settlement with the merchant. Since in both types of transactions the Company is both collecting and settling funds, the timing of these cash flows has a significant impact on the Company's liquidity.

As discussed in Note 1 to the consolidated financial statements the Company continues to engage in non traditional campaigns through it's wholly owned subsidiary, The Flower Club. This has helped to improve the Company's cash flow as all orders generated through The Flower Club are paid for by credit cards. This allows the Company to receive its funds within days after processing the transaction. For the quarter ended May 31, 1995 floral orders and handling fees generated through The Flower Club amounted to approximately $3,667,000 compared to $1,629,000 for the quarter May 31, 1994.

RESULTS OF OPERATIONS

General Comments

The effects of restructuring and relocating various departments within the Company appear to have returned the company to profitability. The quarter ended May 31, 1995 is the most profitable quarter the company has experience in over four years. Likewise, the nine months ended May 31, 1995 is the most profitable nine month period several years.

Net Revenues

Revenues from member dues and fees decreased for the nine months ended May 31, 1995 when compared to the same period in the previous year. The decrease in revenue is a result of a smaller membership in the current year. Management believes that the decline in the number of members is a result of a reduced number of orders being sent to the members. Management is aware of the importance of its membership level and, as a result, continues to generate orders through The Flower Club. Management is hopeful that the attrition rate will subside due to the associated increase in the number of orders the Company is now sending to its members. For the quarter ended May 31, 1995 member dues declined by only two percent when compared to the same period in the previous year. Management attributes this stabilization in member dues to the increased number of orders the Company is now generating.

Floral order revenue increased significantly for the quarter and nine months ended May 31, 1995 when compared to the same period in the previous year. This increase for both the quarter and nine months is attributed to orders and handling fees generated by The Flower Club. Floral orders and

                         FLORAFAX INTERNATIONAL, INC.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

handling fees generated through The Flower Club were $3,667,000 and $8,066,000 for the quarter and nine months ended May 31, 1995, respectively, compared to $1,629,000 and $3,310,000 for the same periods in the previous year. The nine months ended May 31, 1994 and 1995 are not necessarily comparable as the Company did not begin recognizing revenues generated by The Flower Club until late in the first quarter during 1994.

Directory fees and advertising have decreased for nine months ended May 31, 1995 when compared to the same period in the prior year. The decrease is primarily a result of a smaller membership base. For the quarter ended May 31, 1995 the Company issued two directories, while in the same quarter last year only one directory was issued, which is why directory income is greater for the quarter ended May 31, 1995 when compared to the same quarter in 1994.

Net revenues from credit card operations decreased for the quarter and nine months ended May 31, 1995 when compared to the same periods in the previous year. The gross dollar amount of credit cards processed actually increased, however there were three primary factors that caused a decrease in revenues. First, the Company lowered it's discount rate to be more competitive in certain markets. Second, the Company experienced an increase in the cost to clear credit card transactions as well as an increase in data capture and authorization fees. Third, certain credit card companies began settling credit card transactions directly with a segment of the Company's merchants, which eliminated the Company's ability to charge a discount rate on these transactions.

Expenses

Member support, general and administrative expenses decreased both for the quarter and nine months ended May 31, 1995 when compared to the same period in the prior year. Certain expenses such as salaries and telephone expense have increased as a result of the floral order volume generated by The Flower Club. However, the increase in salary was more than offset by the decrease in contract labor costs, as the Company used more in house personnel during 1995 to handle the increased order volume. Bad debt expense was also less for the quarter and nine months ended May 31, 1995 when compared to the same periods last year, which is partly attributable to headquarters generated orders.
These orders are paid for by credit card which eliminates any collection problems, which are normally associated with traditional orders. In addition, the Company is able to send these orders to shops that owe the Company money and thereby reduce the receivable from the florist by offsetting funds due to the florist for filling these orders against the accounts receivable from the florist. In addition, to the aforementioned expense reductions the Company also experienced reductions in legal fees, equipment lease and maintenance expenses.

                         FLORAFAX INTERNATIONAL, INC.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Selling and advertising expenses declined for both the quarter and nine months ended May 31, 1995 when compared to the same periods in the previous year. The main component accounting for the decline was a decrease in commissions and salaries as well as the related taxes and insurance benefits. Savings were also realized in the areas of travel, auto expense and direct marketing. Management is in the process of analyzing the Company's sales department to ascertain the best sales plan for the Company. Once this analysis is complete the Company may increase expenditures in the sales area.

For the nine months ended May 31, 1995 directory publishing expenses have declined as the Company is using a different printer this year that charges a lower rate to print directories. In addition, the Company is printing fewer directories due to a smaller membership. For the quarter ended May 31, 1995 directory expense is higher compared to last year as the Company issued two directories in the current quarter compared to one directory during the quarter ended May 31, 1994.

Other income (expense)

For the nine months ended May 31, 1994 the Company incurred litigation expenses related to the GTE/MR trial, satisfied a judgment, and settled a law suit with a disgruntled employee. During 1995 the Company has not incurred any similar expenses.

                           PART II OTHER INFORMATION

Item 1. Legal Proceedings

For a summary of legal proceedings, reference is made to Item 3, Legal Proceedings, included in the Company's annual report on Form 10-KSB for the year ended August 31, 1994 and to Note 3 of the Notes to Consolidated Financial Statements included in this filing.

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. The Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        The following exhibits have been included with previous filings and, accordingly, are included herein by reference.

                (3) Articles of incorporation and Bylaws of the Registrant, including amendments

                (10) Material Contracts

                        (a) Convertible subordinated notes due to Clark Estates
                            maturing June 30, 1996

                        (b) Subordinated debentures maturing in 1998

                        (c) Agreement dated December 3, 1993, Addendum, Second
                            Addendum Third Addendum, Fourth Addendum, and Fifth Addendum thereto by and between the Registrant and PNC Bank, Kentucky, Inc.

                        (d) Promissory Note to Citrus Bank dated November 9,
                            1993

                        (e) Promissory Note to Citrus Bank dated November 17,
                            1993

                        (f) Consulting agreement with David Harper of Ventura
                            County California dated December 10,1993

                        (g) Promissory Note to Citrus Bank dated January 25,
                            1994

                        (h) Purchase Agreement for certain assets formerly
                            owned by Savannah Floral Services, Inc. dated March 10, 1994

                        (i) Note Payable to Andrew Williams dated March 10, 1994

                        (j) Loan to James H. West, Director and President,
                            dated August 28, 1994

                        (k) Restructure agreement dated 12/16/94 to note
                            payable to Andrew Williams dated March 10, 1994

                        (l) Restructure agreement dated 12/23/94 to consulting
                            agreement dated December 10, 1993 by and between the Registrant and David Harper

                (21) Subsidiaries of the Registrant

        The following exhibit is filed herein.

                (27) Financial Data Schedule (for SEC use only)

        During the three months ended May 31, 1995, the Company has not filed any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Florafax International, Inc.


Date:    July 12, 1995                    James H. West
         -------------                    -------------
                                          James H. West
                                          President and Chief
                                          Financial Officer