Form 10KSB40
period 1995-08-31
FLORAFAX INTERNATIONAL INC
filed 1995-12-12
CIK 37525

                                 United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549

                                  Form 10-KSB

(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended                  August 31, 1995
                         -------------------------------------------------------
                                       or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from                      to
                               --------------------    -------------------------
Commission File Number                      0-5531
                      ----------------------------------------------------------

                         Florafax International, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              Delaware                                 41-0719035
----------------------------------------    ------------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)

8075 20th Street, Vero Beach, Florida                                   32966
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number                    (407) 563-0263
                         -------------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:  None

         Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock par value of $.01
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              [X]  Yes  [  ]  No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                                                            [  ]
State issuers' revenues for its most recent fiscal year $7,046,000.

On November 17, 1995, the aggregate market value of the Common Stock based upon the average bid and asked prices as reported by the NASD held by nonaffiliates was approximately $6,144,000.

As of November 17, 1995, 5,795,874 common shares were outstanding.

                      Documents Incorporated by Reference

None

Transitional Small Business Disclosure Format (Check One): Yes      ; No  X
                                                               -----    -----

                          Florafax International, Inc.

                                     Index


                                                   Reference                                            Page
                                                   ---------                                            ----
PART I

     Item 1   Description of Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

     Item 2   Description of Property   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

     Item 3   Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

     Item 4   Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . .   8

PART II

     Item 5   Market for Common Equity and Related Stockholder
                  Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

     Item 6   Selected Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

     Item 7   Management's Discussion and Analysis or Plan of
                  Operation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

     Item 8   Financial Statements:

                  Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
                  Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
                  Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . .  20
                  Consolidated Statements of Changes in
                     Stockholders' Equity (Net Capital Deficiency)  . . . . . . . . . . . . . . . . . .  21
                  Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . .  22
                  Notes to Consolidated Financial  Statements . . . . . . . . . . . . . . . . . . . . .  24

     Item 9   Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . .  34

PART III
                  Items 10, 11, 12 and 13 are incorporated by reference to the Company's definitive proxy statement, pursuant to Regulation 14A, which will involve the election of directors. However, if such definitive proxy statement is not filed with the Securities and Exchange Commission within 120 days following
                  August 31, 1995, such items will be filed as an amendment to this Form 10-K under a cover of a Form 8 not later than the end of the 12-day period.  . . . . . . .  35

PART IV

     Item 14  Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36


                                     PART I


Item 1. DESCRIPTION OF BUSINESS

Florafax International, Inc. is principally engaged in the business of generating floral orders and providing floral order placement services to retail florists. The Company is also a third-party processor of credit cards.

As used herein, the terms "Florafax" and "Company" mean Florafax International, Inc. (the Registrant), its divisions and subsidiaries, unless the context requires otherwise.

Flowers-By-Wire

The Company operates a flowers-by-wire business which enables Florafax member florists (independent owners) to send and deliver floral orders throughout the United States. Floral orders between florists are transacted primarily by telephone or by the Company's communication network, FloraNet. FloraNet is a floral order communication system which electronically links member florists throughout the United States for the transmission of floral orders and receipt of business information. FloraNet is designed to make the transmission of floral orders less expensive and less time consuming than telephone orders. FloraNet revenue is comprised of monthly membership dues and transaction fees.

The FloraNet system has the ability to distribute orders ratably to Florafax member florists. Once an order enters the system FloraNet analyzes the area to ascertain which member florists will deliver to that location. The system then determines which florist should receive that order based on certain criteria. The most important of the distribution criteria is that all florists are to receive an equitable number of orders. Once FloraNet determines which florist is to receive the order it is sent via FloraNet, facsimile, or telephone. Management believes that the FloraNet system is presently the only system in the industry that is capable of distributing orders equitably to member florists.

Historically, floral orders have usually originated with one florist and were then filled by another florist. However, during the current year the Company began generating a significant portion of floral orders through its wholly owned subsidiary, The Flower Club. The Flower Club has arrangements with numerous nationally recognized companies which allows The Flower Club to generate orders by marketing directly to the customers of these companies. These orders do not require individuals to initiate the floral order at a flower shop. Instead, the consumer dials a toll free number and places the order at the Company's order entry department. These orders are then transmitted to member florists via the FloraNet system.

Flowers-by-wire is the Company's primary business, accounting for 82% of net revenues in 1995, 83% in 1994 and 88% in 1993.

Florists, and their advertisements, are listed in the "Florafax Directory," which is published and distributed several times a year. The Company produces the "Florafax Directory," brochures, and sales and promotional materials for use by the Company and its member florists.

When a member florist sends a floral order they select from the Florafax Directory a florist near the desired point of delivery and contact the selected florist by use of the telephone or FloraNet and place the order. In the event a florist cannot find a fulfilling florist in the area they wish to send an order, they can call the Company's order entry department and the Company will place the order. The sending florist is paid by the customer for the purchase and the receiving (or fulfilling) florist is responsible for designing and delivering the flowers to the recipient, and will be paid by Florafax. The Company is capable of placing floral orders virtually anywhere in the world.

Member florists are on a "reporting plan" under which the sending florist, who collects the price of the flowers from the customer, normally pays the Company 80% of the sales price and the Company generally pays the receiving florist 71% of the sales price, retaining 9% for its processing services. Under this "reporting plan" the Company is normally not aware of the transaction until the receiving florist reports the order. Accordingly, accounting recognition of the transaction does not normally occur until the order is reported to the Company. Included in floral order processing are revenues generated by The Flower Club. As more fully discussed in management's Discussion and Analysis or Plan of Operation, some of these campaigns have a different revenue structure than the revenue structure for traditional processing services. Consequently, net revenues from floral order processing can range from 9% to 11% of gross floral orders processed by the Company. Revenues and associated costs related to floral orders generated by The Flower Club are recorded in the month that the order was filled, as the Company is aware of the order at the time it is placed.

A florist applying to become a Florafax member is evaluated to determine their ability to operate in accordance with the Company's rules and regulations, to provide a quality service and to comply with the credit policies established by the Company. Member florists are eligible to receive orders from, and send orders to, any other member.

The Company's flowers-by-wire operation is seasonal in that its member florists send a much higher volume of orders during Thanksgiving, Christmas, Valentine's Day, Easter and Mother's Day. During 1994 the Company purchased certain assets, primarily trademarks and rights to telephone numbers, from Savannah Floral Services, Inc. Subsequent to their purchase, these assets were transferred to The Flower Club, Inc. The Flower Club, Inc. was formed to generate additional orders by pursuing relationships with nationally recognized corporations. The Company engages in joint marketing campaigns with these corporations not only during holidays, but also during nonseasonal periods in an effort to provide member florists with orders during slow periods of the year. Management expects the upward trend in orders from nontraditional campaigns to continue. No one Florafax member florist accounts for as much as 5% of the Company's annual flowers-by-wire revenue.

Credit and Charge Card Processing

Through its wholly owned subsidiary, Credit Card Management System, Inc.
(CCMS), the Company makes available to its members an electronic credit card and charge card processing system, FloraCash. FloraCash essentially eliminates paper from the processing of credit cards and travel and entertainment cards. FloraCash automatically provides authorization codes for each transaction and captures all the transaction data electronically, which can allow florists to receive frequent, automatic deposits directly to their bank account. FloraCash terminals and optional printers are sold or leased by the Company at competitive rates.

As of August 31, 1995, CCMS processed credit and charge card transactions for approximately 2,000 businesses and professional organizations in the United States which are outside the floral industry. These businesses are primarily funeral homes, cemeteries and dentists.

CCMS intends to continue to seek credit card processing opportunities outside the floral industry.

History

Florafax was incorporated under the laws of Delaware in 1970 as the successor to Spotts International, Inc., a company engaged in the premium promotion business. In 1970, Florafax acquired a flowers-by-wire service, Florafax Delivery, Inc., which had been incorporated in Arkansas since 1961. In 1974, Florafax sold Spotts International, Inc. which represented its premium promotion business.

In June 1991, the Company purchased for $19,000 the stock of U.S. Credit Services, Inc., a credit services and collection business based in Orlando, Florida. During 1993 the Company disposed of its investment in U.S. Credit by transferring all of the stock of U.S. Credit to Floyd Cox, former Chairman of the Board of Directors.

In April 1992, the Company incorporated Credit Card Management System, Inc., an Oklahoma corporation formed to provide credit card processing services to both floral and nonfloral businesses.

In March 1994 the Company incorporated The Flower Club, Inc. to generate additional orders for its member florists.

Employees

As of August 31, 1995, the Company had approximately 124 full-time and part-time employees.

Competition

The flowers-by-wire industry is principally comprised of six companies. A major portion of all flowers-by-wire transactions are processed by Florists' Transworld Delivery Association (FTD), a cooperative organization of retail florists. Because many florists subscribe to more than one flowers-by-wire service, competition is intense. Usage can be affected by the quality and cost of services offered by each company, promotional programs, industry reputation and traditional patterns of usage employed by the sending florist. The Company believes that its flowers-by-wire service is competitive in the industry.

In the credit card industry there are many banks and other companies which process credit and charge card transactions on behalf of their business clients. Most of these companies have greater revenues and process more transactions than the Company. In addition, some of the Company's flowers-by-wire industry competitors provide credit card processing services to their members. The selection of one credit card processor over another can be affected by a variety of factors including price, services offered and the capability of providing specialized functions to accommodate the particular credit card processing requirements of certain businesses. The Company believes that its credit card processing services are competitive in the retail and wholesale floral industry in particular and in the general credit card processing industry as a whole.

Working Capital

During the current year the Company generated nearly $1,014,000 in working capital from operations. The Company's working capital deficit was $1,398,000 at August 31, 1995 compared to $2,412,000 at August 31, 1994.

At August 31, 1994 the Company had borrowed $1,065,000 under the terms of the overdraft facility with PNC Bank. During 1995 the Company retired the entire $1,065,000 from cash flow generated from operations. In addition at August 31, 1995, PNC Bank held securities and cash belonging to the Company in the amount of $535,000 as collateral for any future borrowings against the overdraft facility.

Management is currently considering various options to retire the outstanding balance of $2,921,000 on the Company's 9-1/2% convertible subordinated notes due September 15, 1996.

Item 2. DESCRIPTION OF PROPERTY

The Company's corporate headquarters were moved from Tulsa, Oklahoma to Vero Beach, Florida in the last quarter of 1994. The Company's primary computer operations and order entry system remain in Tulsa, Oklahoma. The Vero Beach facilities are leased under an operating lease agreement expiring March 1, 2000. The lease agreement requires monthly payments of $2,750, plus utilities and property taxes. The Tulsa facilities are leased under a three-year operating lease agreement expiring August 31, 1997. The lease agreement requires monthly payments of $5,650, which includes utilities.

The physical facilities occupied by the Company are anticipated to be adequate for future requirements.

Item 3. LEGAL PROCEEDINGS

The Company is involved in the following proceedings and litigation:

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

GTE/MR appealed this case and posted bond with the Court in order to do so. On December 22, 1994 this case was assigned to the Oklahoma Court of Appeals by the Oklahoma Supreme Court. On April 4, 1995 the Court of Appeals of the State of Oklahoma released for publication its decision on the appeal filed by GTE/MR. The award to the Company of $743,117 for consequential damages was affirmed. To the extent that the Company was awarded lost profits for two years in the amount of $750,000, the judgment was reversed and remanded for a determination of lost profits as limited by Oklahoma law. The award to GTE/MR of a set-off amount of $88,750 for unpaid invoices was affirmed, a contractual rate of 18% per annum applied for pre-judgment interest was applied and the case remanded for a determination of an award of GTE's reasonable attorney's fees, expenses and other collection costs incurred in recovering the unpaid invoice amounts, but not their fees or expenses in defending against the claims of the Company or in pursuing other unsuccessful aspects of GTE/MR's counterclaim. The denial of the Company's request for attorney's fees was affirmed. The Company and GTE/MR have each petitioned the Oklahoma Supreme Court for writ of certiorari to review the portions of the Oklahoma Court of Appeals decision adverse to their respective interests, and both of the parties appeals have been granted. There are no assurances that the Company will obtain a favorable ruling from the Oklahoma Supreme Court.

The Company's legal counsel has tried this case on a contingency fee basis and, accordingly, the Company has incurred minimal expenses related to this litigation. However, the agreement between the Company and its legal counsel stipulates that the Company's attorneys are to receive 40% of the net proceeds now that the case has reached the appellate court. Consequently, the Company is to receive 60% of the ultimate proceeds. Recognition of any of these amounts will not be reflected in the financial statements until ultimate resolution.

Other

The Company is involved in various disputes involving routine business matters, the resolution of all of which in management's opinion will not have a material adverse effect upon the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders of the Company in the fourth quarter of fiscal 1995.

                                    PART II


Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Florafax Common Stock is traded on the over-the-counter market, on a secondary listing service, referred to as the "bulletin board" by the National Association of Securities Dealers, Inc. (NASD), with a symbol of FIIF. The number of record holders of Common Stock at November 17, 1995 was based on the listing of record holders furnished by the Company's transfer agent. The Company believes that, at November 17, 1995, there were approximately 2,200 holders of Common Stock, including persons who held in "street" or "nominee" name, based on the number of record holders listed above and information furnished by those brokers, dealers, banks and voting trustees of which the Company is aware.

The table below sets forth by quarter for its fiscal years ended August 31, 1995 and 1994, the high and low bid prices for the Florafax Common Stock as reported by the NASD. The quotations represent prices in the over-the-counter market between dealers in securities, which prices are not necessarily representative of actual transactions, and do not include retail markups, markdowns or commissions.

                                                  Bid Prices
                                             ---------------------
                                             High             Low
                                             ---------------------
           1995
             First quarter                   5/16             5/32
             Second quarter                  7/16             5/32
             Third quarter                   5/16             7/32
             Fourth quarter                  3/4              1/4

           1994
             First quarter                   7/16             1/8
             Second quarter                  1/2              1/8
             Third quarter                   3/8              1/8
             Fourth quarter                  1/4              1/8

On November 17, 1995, the closing bid quotation of Florafax Common Stock as reported by published financial sources was $.875.

Florafax has never paid dividends on its Common Stock. Payment of dividends on its Common Stock in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's earnings, financial condition, capital requirements and other factors deemed relevant by the Board of Directors. Currently, the Company has no plans to pay any dividends.

Item 6. SELECTED FINANCIAL DATA

                                       1995        1994          1993          1992        1991
                                      -----------------------------------------------------------
                                               (In Thousands Except Per Share Amounts)
Selected income statement data
 (years ended August 31):
        Net revenues                  $ 7,046     $ 7,093       $ 7,164       $ 7,041     $ 7,980
                                      ===========================================================

        Net income (loss)             $   707     $  (311)      $  (401)      $(2,317)    $     5
                                      ===========================================================

Primary and fully diluted
  earnings per share (years
  ended August 31)                    $   .12     $ (0.06)      $ (0.08)      $ (0.45)    $  0.00
                                      ===========================================================

Selected balance sheet data
  (at year-end):
    Current assets                    $ 4,117     $ 2,847       $ 2,610       $ 3,128     $ 4,435
    Current liabilities                 5,515       5,259         4,270         4,982       4,291
    Working capital
      (deficiency)                     (1,398)     (2,412)       (1,660)       (1,854)        144
    Total assets                        6,852       5,946         5,257         6,253       7,913
    Long-term debt                      3,034       3,142         3,007         3,026       3,044
    Stockholders' investment
      (net capital deficiency)         (1,756)     (2,515)       (2,209)       (1,843)        474

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

Late in fiscal 1992, the Company began to experience a significant shortfall in cash provided by operations. Consequently, during fiscal 1993, 1994 and 1995 the Company suspended all but necessary capital expenditures and reduced expenses.

Late in fiscal 1992 arrangements were made with PNC Bank, which holds the Company's operating funds and credit card accounts, for an interim secured overdraft facility limited to $1,300,000. This agreement was extended several times and matured on September 15, 1995. At August 31, 1994 the Company had borrowed $1,065,000 under the terms of the overdraft facility with PNC Bank. During 1995 the Company retired the entire $1,065,000 from cash flow generated from operations. In addition at August 31, 1995, PNC Bank held securities and cash belonging to the Company in the amount of $535,000 as collateral for the overdraft facility.

For fiscal 1995, operating activities provided cash of $2,406,000, investing activities used cash of $172,000 and financing activities used cash of $820,000, resulting in a net increase in cash of $1,414,000.

Operating cash flow historically has been generated primarily from processing floral orders and charge card transactions for the Company's member florists, as well as collecting dues, fees and directory advertising from the members. Floral order processing may require settlement with the fulfilling florist before collection of funds from the sending florist. The terms of the Company's receivables are 30 days, which management believes are consistent within the industry. Charge card processing, however, generally allows the Company to collect funds from the charge card issuer prior to settlement with the member florist. Since in both types of transactions the Company is both collecting and settling funds, the timing of these cash flows has a significant impact on the Company's liquidity.

During 1995 and 1994 cash flows benefited from orders generated by The Flower Club. All Flower Club orders are paid for by credit cards, which allows the Company to receive its money within days after processing the transaction. Gross floral orders and related handling fees in 1995 were in excess of $10,100,000 (approximately 210,000 orders) which generated net revenues of $1,363,000. Gross floral orders and related handling fees in 1994 were in excess of $4,300,000 (approximately 92,000 orders) which generated net revenues of $613,000.

During fiscal 1993 the Company began developing and marketing FloraNet 5000. FloraNet 5000 is a point-of-sale credit card terminal that allows for florists to send and receive orders on the same terminal. The cost of developing FloraNet 5000 was approximately $73,000 in fiscal 1993.

During 1994, the Company completed the development of the FloraNet 5000 terminal. Expenditures related to development of the terminal amounted to approximately $41,000 in 1994. In addition, during 1994 the Company spent $312,000 purchasing and deploying the FloraNet 5000 terminals. The Company used $112,000 from operations and borrowed $200,000 to fund the purchase and deployment of the FloraNet 5000 terminals. This loan is secured by certain assets of the Company and is guaranteed by the Chairman of the Board.

During 1995 management analyzed the marketing program for the FloraNet 5000 terminals. The analysis indicated that the FloraNet 5000 terminals were not achieving the results that the Company had expected when the program was implemented. Consequently, after careful consideration the Company decided to discontinue further funding of the FloraNet 5000 program. The Company will continue to maintain the terminals that have been deployed in order to service the florists who currently use the terminals.

During 1995 the Company kept capital expenditures to a minimum in order to continue to maximize cash flow. Capital expenditures for 1995 were only $136,000, compared to $394,000 in 1994 and $218,000 in 1993. Of the $136,000
expended during 1995, approximately $30,000 was spent on furniture for the new corporate office, $25,000 was spent on credit card equipment, and approximately $60,000 was spent on computer and communications equipment. At the present time the Company's equipment and facilities are adequate to handle operations. However, with an expected increase in business during the holiday season, the Company may purchase additional equipment to handle the increased volume.

On November 30, 1995, the Company restructured the outstanding $2,921,000 balance of its 9-1/2% convertible subordinated notes such that the notes would mature on September 15, 1996 and beyond, except for $354,000 which is due December 31, 1995. Prior to the restructuring, the notes were to mature on June 30, 1996.

Results of Operations

General Comments

The Company completed its most profitable fiscal year since 1983. The Company had operating income of $952,000 for 1995 compared to operating income of $20,000 in 1994 and an operating loss of ($248,000) in 1993. The primary reason for the improvement in operations has been the Company's ability to reduce operating expenses from $7,412,000 in 1993 to $6,094,000 in 1995, a decrease of 18%, without experiencing a significant decline in revenues (less than a 2% decline from 1993 to 1995). Management attributes the sustenance in revenues to the Company's ability to generate orders through The Flower Club and the fact that the Company's membership dues are the lowest in the industry.

Net Revenues

Net revenues from member dues and fees during 1995 declined by 10% from 1994 compared to a 24% decline from 1993 to 1994. Management is hopeful that the increased number of orders the Company is providing to its member florists has slowed the member florist attrition rate. Recent information tends to indicate that the attrition rate has subsided, as the dues for monthly subscriptions were fairly constant during fiscal 1995.

Floral order processing revenue has experienced significant growth over the past three years, increasing by 30% from 1993 to 1994 and by 33% from 1994 to 1995. The increase is due to orders generated by The Flower Club. The Flower Club has established joint marketing campaigns with several nationally recognized companies which allows The Flower Club to market directly to the customers of these companies. Since its formation in 1994 the Flower Club has experienced considerable growth, generating floral orders and handling fees in excess of $10,100,000 during 1995 compared to $4,300,000 in 1994. The gross amount of floral orders recorded by the Company totaled $21,978,000 in 1995, $18,731,000 in 1994 and $18,800,000 in 1993. The average amount of each order reported to the Company by its members in 1995 increased to $39.83 (3.3% increase) compared to $38.54 (7.7% increase) in 1994 and $35.77 in 1993.

Directory and advertising fees were $1,273,000, $1,470,000 and $1,586,000 for 1995, 1994 and 1993, respectively. The current year decrease of $197,000 (13%) is primarily a result of a decline in the number of members that advertise in the Florafax directory.

Net revenues from charge card processing decreased by 9% from 1994 to 1995 compared to a 21% increase from 1993 to 1994. The decline from 1994 to 1995 is a combination of several factors. Gross charge cards processed increased from $161,000,000 during 1994 to $210,000,000 in 1995. However, there were three primary factors that more than offset the increase in volume, as follows:
First, the Company lowered its discount rate to be more competitive in certain markets. Second, the Company experienced an increase in the cost to clear credit card transactions as well as an increase in data capture and authorization fees. Third, certain credit card companies began settling credit card transactions directly with a segment of the Company's merchants, which eliminated the Company's ability to charge a discount rate on these transactions. The increase in revenue from 1993 to 1994 was primarily a result of processing a greater dollar volume. The number of transactions processed in the respective years were 1,319,000 in 1995, 1,210,000 in 1994 and 1,134,000 in
1993.

The Company also earns revenue from the sale and lease of credit card terminals and printers. Sale and lease revenue amounted to $349,000 in 1995, $389,000 in 1994 and $376,000 in 1993.

The credit card processing industry is becoming extremely competitive. Management is committed to taking the necessary steps to remain competitive in the industry.

Expenses

Member support, general and administrative expenses were $4,553,000 in 1995, $4,726,000 in 1994 and $4,252,000 in 1993. General and administrative expense decreased by 4% in 1995 when compared to 1994. The Company managed to decrease 1995 salaries and contract labor costs by $236,000 when compared to 1994. This is attributable to two primary factors. First, the Company restructured its management and consolidated certain departments thereby eliminating a number of personnel. Second, the Company hired more employees to place orders generated by The Flower Club, which eliminated a significant portion of its high cost contract labor that was incurred during 1994. In addition to lower salaries and contract labor the Company also experienced a decrease in equipment lease and maintenance cost. This was primarily attributable to the conversion of the Company's outdated Sperry mainframe computer to an up-to-date, more efficient main frame. The Company also reduced its 1995 legal expense by $95,000 when compared to 1994. Even though the Company managed to reduce the aforementioned expenses it did experience a significant increase in telephone expense during 1995. Telephone expense for 1995 increased by $308,000 over 1994 telephone expense, primarily as a result of the orders generated by The Flower Club. Each one of these orders originates via an 800 number and is then transmitted to the florist through a phone line which results in two phone calls per order. Management is currently attempting to reduce the Company's telephone expense. However, as Flower Club volume increases the Company will experience an associated increase in telephone expense. The $474,000 (11%) increase in 1994 expenses over 1993 were primarily contract labor (an increase of $265,000) and telephone expense (an increase of $238,000).

1995 selling, advertising and promotion expenses declined by 54% when compared to 1994, and 1994 selling expenses declined by 34% when compared to 1993 expenses. The 1995 decrease was a result of a significant reduction in the sales staff. All but the most productive sales staff were terminated which caused an associated reduction in salaries, commissions, benefits, travel and auto expense. In an effort to increase membership management is in the process of commencing a sales campaign, which could lead to an increase in sales expense in the coming year. The decrease from 1993 to 1994 was a result of payroll related costs (a decrease of $367,000), advertising (a decrease of $112,000) and trade shows (a decrease of $67,000).

The provision for doubtful accounts was $173,000, $413,000 and $400,000 for fiscal years 1995, 1994 and 1993, respectively. The primary reason for the decrease in 1995 bad debt expense when compared to 1994 is the orders generated by The Flower Club. These orders are paid for with credit cards which eliminates any potential collection problems associated with shop-to-shop orders. In addition, when the Company sends these orders to the fulfilling florist it reduces amounts due to the Company from the florist.

During the current year directory publishing cost declined by 7%. This is attributable to printing fewer directories due to a lower membership.

Depreciation, amortization and retirements were $490,000, $427,000 and $586,000 for 1995, 1994 and 1993, respectively. Depreciation and amortization expense for 1995 and 1994 is lower than 1993 due to the fact that many of the Company's assets are becoming fully depreciated. 1995 depreciation and amortization is greater than 1994 depreciation and amortization as a result of a full year's amortization of intangible assets related to The Flower Club.

Other Income (Expense)

During 1993 the Company reversed accrued expenses of $97,000 related to the GTE Market Resources lawsuit and forfeited an $89,000 cash bond related to the Equidyne Industries lawsuit, which are included in litigation settlements and expense. Included in other income for 1993 is $100,000 of insurance proceeds from an employee bonding policy for a misappropriation of funds. Litigation related expense of $52,000 for 1994 is primarily comprised of the following. Late in the first quarter of 1994 the Company incurred $22,000 of unanticipated expenses related to the GTE-MR trial. In addition, in January 1994 the Company satisfied a $24,000 judgment resulting from additional legal fees from litigation settled several years ago, and in February 1994 the Company settled a dispute with a disgruntled former employee for $5,000.

Inflation

Over the past three years, inflation has not had a material effect on the Company's operations and is not anticipated to have an effect in the near future. A portion of the increase in the average dollar value of wire orders reported to the Company represents a response by florists to general price level increases.

Item 8. FINANCIAL STATEMENTS

                         Report of Independent Auditors

The Board of Directors and Stockholders
Florafax International, Inc.

We have audited the accompanying consolidated balance sheets of Florafax International, Inc. as of August 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended August 31, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Florafax International, Inc. at August 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                               ERNST & YOUNG LLP

Tulsa, Oklahoma
November 2, 1995, except for Note 10 as to which the date is December 5, 1995

                          Florafax International, Inc.

                          Consolidated Balance Sheets


                                                                         August 31
                                                                    1995             1994
                                                                   ------------------------
                                                                       (In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                        $1,972            $  558
  Restricted cash (Note 1c)                                            66               530
  Restricted investment (Note 1c)                                     500                 -
  Accounts receivable:
    Members, less allowances of $706,000 at
      August 31, 1995 and $819,000 at August 31,
      1994                                                          1,289             1,303
    Charge card issuers                                               225               274
    Other                                                              34               152
                                                                   ------------------------
                                                                    1,548             1,729

  Prepaid and other assets                                             31               3 0
                                                                   ------------------------
Total current assets                                                4,117             2,847



Property and equipment, at cost:
  Fixtures and equipment                                            1,347             1,331
  Computer systems                                                  1,114             1,049
  Communication systems                                             1,516             1,491
  Leasehold improvements                                              311               303
                                                                   ------------------------
                                                                    4,288             4,174
  Accumulated depreciation and amortization                         3,919             3,548
                                                                   ------------------------
                                                                      369               626


Other assets:
  Excess of cost over net assets of acquired
    business (Note 1i)                                              1,995             1,995
  Other                                                               371               478
                                                                   ------------------------
                                                                    2,366             2,473
                                                                   ------------------------
Total assets                                                       $6,852            $5,946
                                                                   ========================


See accompanying notes.

                          Florafax International, Inc.

                          Consolidated Balance Sheets


                                                                         August 31
                                                                   1995             1994
                                                                  ------------------------
                                                                       (In Thousands)
LIABILITIES AND STOCKHOLDERS' NET CAPITAL DEFICIENCY
Current liabilities:
  Bank overdraft (Note 2)                                         $     -          $ 1,065
  Current maturities of long-term debt                                466              113
  Accounts payable                                                  3,919            3,098
  Accrued liabilities:
    Consulting fee payable                                              -              100
    Member benefits                                                   150               81
    Other                                                             980              802
                                                                  ------------------------
Total current liabilities                                           5,515            5,259


Long-term debt, less current maturities (Note 2):
  9-1/2% convertible subordinated notes                             2,567            2,920
  Other                                                               467              222
                                                                  ------------------------
                                                                    3,034            3,142

Membership security deposits                                           59               60
                                                                  ------------------------
Total liabilities                                                   8,608            8,461

Stockholders' net capital deficiency:
  Preferred stock ($10 par value, 600,000 shares
    authorized at August 31, 1995 and 1994,
    respectively, none issued)
  Common stock ($.01 par value, 18,000,000
    shares authorized, 5,793,874 and 5,548,874
    issued at August 31, 1995 and 1994, respectively,
    5,770,874 and 5,525,874 outstanding at August 31,
    1995 and 1994, respectively)                                       58               56
  Additional paid-in capital                                        7,381            7,331
  Accumulated deficit                                              (9,195)          (9,902)
                                                                  ------------------------
Total stockholders' net capital deficiency                         (1,756)          (2,515)
                                                                  ------------------------
Total liabilities and stockholders' net capital
  deficiency                                                      $ 6,852          $ 5,946
                                                                  ========================


See accompanying notes.

                          Florafax International, Inc.

                     Consolidated Statements of Operations


                                                            Year ended August 31
                                                    1995             1994             1993
                                                   ----------------------------------------
                                                     (In Thousands Except Per Share Data)
Net revenues:
  Member dues and fees                             $1,953           $2,172           $2,862
  Floral order processing                           2,267            1,705            1,313
  Directory and advertising fees                    1,273            1,470            1,586
  Charge card processing                            1,519            1,670            1,378
  Other revenue                                        34               76               25
                                                   ----------------------------------------
                                                    7,046            7,093            7,164

Expenses:
  Member support, general and
    administrative                                  4,553            4,726            4,252
  Selling, advertising and promotion                  509            1,111            1,680
  Provision for doubtful accounts                     173              413              400
  Directory publishing                                369              396              494
  Depreciation, amortization and
    retirements                                       490              427              586
                                                   ----------------------------------------
                                                    6,094            7,073            7,412
                                                   ----------------------------------------
Operating profit (loss)                               952               20             (248)

Other income (expense):
  Interest expense                                   (309)            (315)            (291)
  Interest income                                      60                -                -
  Other                                                 4               36              130
  Litigation costs and settlements                      -              (52)               8
                                                   ----------------------------------------
                                                     (245)            (331)            (153)
                                                   ----------------------------------------
Net income (loss)                                  $  707           $ (311)          $ (401)
                                                   ========================================

Weighted average common and common
  equivalent shares outstanding:
    Primary                                         5,777            5,532            5,215
    Fully diluted                                   5,872            5,532            5,215
                                                   ========================================

Primary and fully diluted
  income (loss) per share                          $  .12           $(0.06)          $(0.08)
                                                   ========================================


See accompanying notes.

                          Florafax International, Inc.

                     Consolidated Statements of Changes in
                 Stockholders' Equity (Net Capital Deficiency)


                                      Common Stock
                               ------------------------
                                Number of                         Additional
                                 Shares            Par             Paid-In         Accumulate
                               Outstanding        Value            Capital           Deficit
                               --------------------------------------------------------------
                                                      (In Thousands)
Balance at August 31, 1992        5,149            $51              $7,296           $(9,190)
  Issuance of common
    stock                           350              4                  31                 -
  Net loss                            -              -                   -              (401)
                                  ----------------------------------------------------------
Balance at August 31, 1993        5,499             55               7,327            (9,591)
  Issuance of common
    stock                            50              1                   4                 -
  Relinquishment of
    common stock by
    a shareholder                   (23)             -                   -                 -
  Net loss                            -              -                   -              (311)
                                  ----------------------------------------------------------
Balance at August 31, 1994        5,526             56               7,331            (9,902)
  Issuance of common
    stock                           245              2                  50                 -
  Net income                          -              -                   -               707
                                  ----------------------------------------------------------
Balance at August 31, 1995        5,771            $58              $7,381           $(9,195)
                                  ==========================================================


See accompanying notes.

                          Florafax International, Inc.

                     Consolidated Statements of Cash Flows


                                                            Year ended August 31
                                                  1995              1994             1993
                                                 -----------------------------------------
                                                               (In Thousands)
OPERATING ACTIVITIES
Net income (loss)                                $  707            $ (311)          $ (401)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Depreciation and amortization                   490               423              496
    Equipment retirements                             -                 4               90
    Provision for doubtful accounts                 173               413              400
    Noncash compensation expense                     62                 -                -
    Increase (decrease) in cash flows
      due to changes in:
        Accounts receivable                           8               (79)             (72)
        Inventories                                   -                65               16
        Prepaid and other assets                     (1)               73               17
        Other assets                                  -               (87)             103
        Accounts payable                            821                (4)             504
        Accrued liabilities                         147               227             (405)
        Unearned directory income                     -              (125)             125
        Membership security deposits                 (1)               (4)             (24)
                                                 -----------------------------------------
Net cash provided by operating
  activities                                      2,406               595              849

INVESTING ACTIVITIES
Capital expenditures                               (136)             (394)            (218)
Acquisition of certain assets                         -              (100)               -
Receipt (deposit) of restricted cash                464              (451)             (51)
Purchase of restricted investment                  (500)                -                -
                                                 -----------------------------------------
Net cash used in investing activities              (172)             (945)            (269)

                          Florafax International, Inc.

                                                           Year ended August 31
                                                   1995            1994             1993
                                                  ---------------------------------------
                                                              (In Thousands)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt          $   356          $200             $   -
Proceeds from issuing stock                             -             5                35
Increase (reduction) in bank overdraft             (1,065)          671              (400)
Payments of long-term debt                           (111)          (75)             (423)
                                                  ---------------------------------------
Net cash provided by (used in)
  financing activities                               (820)          801              (788)
                                                  ---------------------------------------
Net increase (decrease) in cash and
  cash equivalents                                  1,414           451              (208)

Cash and cash equivalents at beginning
  of year                                             558           107               315
                                                  ---------------------------------------
Cash and cash equivalents at end of year          $ 1,972          $558             $ 107
                                                  =======================================

Supplemental disclosures of cash
  flow information:
    Cash paid during the year
      for interest                                $   310          $309             $ 292
                                                  =======================================


See accompanying notes.

                          Florafax International, Inc.

                   Notes to Consolidated Financial Statements

                         August 31, 1995, 1994 and 1993

1. Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Florafax International, Inc. and its wholly owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid overnight investing accounts at banking institutions plus other interest bearing deposits having original maturities of less than three months.

(c) Restricted Cash and Investment

In conjunction with a credit card authorized processor agreement, the Company has assigned to the credit card company, as collateral, a bank account with a minimum balance of $25,000, which is included in restricted cash. This account had a balance of approximately $31,000 and $30,000 as of August 31, 1995 and 1994, respectively. In addition, $35,000 and $500,000 as of August 31, 1995 and 1994, respectively, are included in restricted cash and relate to the overdraft facility, which is more fully described in Note 2 of the consolidated financial statements.

Additionally, at August 31, 1995, the Company owned a $500,000 par value FNMA discount note with a scheduled maturity of September 8, 1995. This note was held by a bank and restricted in relation to the Company's overdraft facility.

(d) Floral Orders

The flowers-by-wire service comprises the Company's primary business. The Company produces membership directories which are distributed to the members, electronically links members through its FloraNet system and processes charge cards through its FloraCash system.

                          Florafax International, Inc.

1. Summary of Significant Accounting Policies (continued)

Floral and other order processing net revenues are generally recorded upon receipt of a reporting document prepared by the florist who delivers the order to the ultimate recipient. In most instances the florist delivers the order prior to notifying the Company of the delivery. Net revenues represent gross amounts of floral orders and related fees charged by the florist who takes the order, less amounts due to the florist who ultimately fills the order. For certain types of orders taken directly from customers by the Company's order entry department, net revenue and related cost are recorded upon receipt of the order from the customer.

(e) Member Dues and Directory Advertising

Member dues and fees are billed monthly and recognized as income at that time. Directory advertising fees are recognized each month a florist displays an ad in the directory, whereas fees for the directory itself are recognized in the month the directory is released to members.

(f) Recognition of Service and Collection Fees

The service and collection fees and interest income relating to accounts that have been canceled are not recognized as income until collected.

(g) Allowance for Doubtful Accounts

Provisions for doubtful member accounts receivable are based upon the Company's collection experience and management's continuous evaluation of accounts receivable.

Credit risk is inherent in the floral wire service industry. Consequently, to reduce this risk the Company reviews new member applications for credit worthiness. If a florist applying for membership does not meet certain credit standards the florists application for membership is usually declined. Once a florist has been accepted as a member the account is monitored by accounts receivable analysts who maintain continuous direct contact with the florist. If the account becomes delinquent, the florist is turned over to a collection agency to begin immediate collection procedures.

                          Florafax International, Inc.

1. Summary of Significant Accounting Policies (continued)

(h) Property and Equipment Depreciation

The provisions for depreciation and amortization are computed using the straight-line method for financial reporting purposes with the following estimated useful lives:

                Description                    Estimated Useful Lives
            ---------------------------------------------------------
            Fixtures and equipment                 2 to 10 years
            Computer systems                       3 to 10 years
            Communication systems                  2 to  5 years
            Leasehold improvements                 3 to 13 years

(i) Amortization of Excess of Cost Over Net Assets (Goodwill)

Goodwill of $1,995,000 arose prior to October 31, 1970 and, therefore, is not required to be amortized.

At August 31, 1995 and 1994 the Company analyzed goodwill from an undiscounted cash flow approach, using cash provided from operations and expected future cash flows as the cash flow stream. After reviewing the results management is of the opinion that goodwill has not been impaired.

(j) Income Taxes

The Company reports income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Certain items (primarily bad debt expense and depreciation) are accounted for on a different basis for financial than for income tax reporting purposes.

(k) Weighted Average Number of Shares Outstanding

The weighted average number of shares outstanding is adjusted to recognize the dilutive effect, if any, of outstanding stock options and the weighted average conversion rights of the 9-1/2% convertible subordinated notes.

(l) Classification of Consolidated Statements of Cash Flows

Certain items have been reclassified to conform to the current year presentation.

                          Florafax International, Inc.

2. Convertible Subordinated and Other Debt

In July 1986, the Company issued $4,000,000 in 9-1/2% convertible subordinated notes which mature on June 30, 1996. Interest on the notes is payable semiannually on June 30 and December 31. When issued, the notes were convertible into 888,888 shares of common stock at a conversion price of $4.50 per share. The notes are convertible at any time prior to maturity and are callable by the Company.

Under a restructuring agreement in December 1988, the Company exchanged $1 million of the outstanding notes for 627,451 shares of its common stock at an exchange price of $1.59375 per share, which represented the average of the bid and asked prices of such common stock on November 1, 1988. The conversion price of the remaining notes outstanding was then reduced to $3.00 per share. Also, the Company agreed to redeem $1 million of the remaining notes from 50% of its net income beginning in 1989 and annually thereafter, until the $1 million is fully redeemed. Subsequent to year-end, the notes were restructured and their maturity extended to September 15, 1996 (see Note 10).

At August 31, 1995, other long-term debt includes:

A 5% subordinated debenture in the amount of $80,000, maturing in 1998 with interest payable annually on December 31, a note payable to Andy Williams, Chairman of the Board, in the amount of $68,000, with principal and interest payments due monthly, bearing interest at 8-1/2%, maturing December, 1999, and three promissory notes due to Citrus Bank of Vero Beach, Florida aggregating $103,000, bearing interest ranging from prime plus one to prime plus two percent (9.75% to 10.75% at August 31, 1995) and guaranteed by the Chairman of the Board. Principal and interest payments on the Citrus Bank notes are due monthly and vary depending on the interest rate, with the final payment due November 9, 1998.

A note payable to Citrus Bank in the amount of $216,000, with principal and interest payments due monthly, bearing interest at prime plus one percent (9.75% at August 31, 1995), maturing November 2000, and guaranteed by the Chairman of the Board.

At August 31, 1995 the Company had available a $575,000 line of credit with PNC Bank. This line matures on September 15, 1995. The Company has on deposit with PNC Bank investments and cash totaling $535,000 as collateral for this line of credit.

                          Florafax International, Inc.

2. Convertible Subordinated and Other Debt (continued)

At August 31, 1994, other long-term debt included:

A 5% subordinated debenture in the amount of $80,000, maturing in 1998 with interest payable annually on December 31, the noncurrent balance on installment notes secured by vehicles, and three promissory notes due to Citrus Bank of Vero Beach, Florida aggregating $142,000, bearing interest at prime plus two percent (9.75% at August 31, 1994) and guaranteed by the Chairman of the Board. Principal and interest payments on the Citrus Bank notes are due monthly and vary depending on the interest rate, with the final payment due November 9, 1998.

Required payments on debt are as follows:

                    1996                                    $  466,000
                    1997                                     2,667,000
                    1998                                       103,000
                    1999                                       166,000
                    2000                                        77,000
                    Thereafter                                  21,000
                                                            ----------
                                                            $3,500,000
                                                            ==========

3. Leases

Obligations of the Company for annual payments under various operating leases for buildings and equipment are as follows:


                                                            Minimum
                                                             Lease
                                                            Payments
                                                            --------
                    1996                                    $145,000
                    1997                                     136,000
                    1998                                      64,000
                    1999                                      48,000
                    2000                                      19,000
                                                            --------
                                                            $412,000
                                                            ========

                          Florafax International, Inc.

3. Leases (continued)

Total rental expense for years 1995, 1994 and 1993 was $242,000, $367,000 and $326,000, respectively. Of these amounts, annual rentals for office facilities for years 1995, 1994 and 1993 were $123,000, $185,000 and $152,000, respectively. The Company's building lease for its Vero Beach location (annual rental $33,000) is with a relative of the Chairman of the Board of Directors.

4. Contingencies

In October 1989, Bellerose Floral, Inc. (Bellerose) of Bayside, N.Y., an affiliate of 800-FLOWERS, Inc. became a Florafax member florist, and Florafax agreed to provide certain telecommunications services to Bellerose for a fee. GTE/MR was engaged by Florafax to provide order-entry services to Florafax and to customers of Florafax, including Bellerose.

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

GTE/MR appealed this case and posted bond with the Court in order to do so. On December 22, 1994 this case was assigned to the Oklahoma Court of Appeals by the Oklahoma Supreme Court. On April 4, 1995 the Court of Appeals of the State of Oklahoma released for publication its decision on the appeal filed by GTE/MR. The award to the Company of $743,117 for consequential damages was affirmed. To the extent that the Company was awarded lost profits for two years in the amount of $750,000, the judgment was reversed and remanded for a determination of lost profits as limited by Oklahoma law. The award to GTE/MR of a set-off amount of $88,750 for unpaid invoices was affirmed, a contractual rate of 18% per annum applied for pre-judgment interest was applied and the case remanded for a determination of an award of GTE's reasonable attorney's fees, expenses and other collection costs incurred in recovering the unpaid invoice amounts, but not their fees or expenses in defending against the claims of the Company or in pursuing other unsuccessful aspects of GTE/MR's counterclaim. The denial of the Company's request for attorney's fees was

                          Florafax International, Inc.

4. Contingencies (continued)

affirmed. The Company and GTE/MR have each petitioned the Oklahoma Supreme Court for writ of certiorari to review the portions of the Oklahoma Court of Appeals decision adverse to their respective interests, and both of the parties appeals have been granted. There are no assurances that the Company will obtain a favorable ruling from the Oklahoma Supreme Court.

The Company's legal counsel has tried this case on a contingency fee basis and, accordingly, the Company has incurred minimal attorneys fees related to this litigation. However, the agreement between the Company and its legal counsel stipulates that the Company's attorneys are to receive 40% of the net proceeds from the case. Consequently, the Company is to receive 60% of the ultimate proceeds, less certain expenses. Recognition of any of these amounts will not be reflected in the financial statements until ultimate resolution.

Other

The Company is involved in various disputes involving routine business matters, the resolution of all of which in management's opinion will not have a material adverse affect upon the Company.

5. Stockholders' Investment and Stock Options

The Company has an incentive stock option plan under which both qualified and nonqualified options have been granted to key management personnel and to members of the Board of Directors. At August 31, 1995, 281,250 shares of the Company's common stock were authorized by the plan; options covering 31,250 shares have been exercised, options covering 35,000 shares have expired, and options covering 215,000 shares were reserved for the grant of future options.

In 1993, the Company granted other options to purchase 400,000 shares of common stock at its fair market value on the date of grant ($0.10 per share) to members of the Board of Directors in lieu of cash directors' fees. All of these options had been exercised as of August 31, 1994.

In November 1994 the Company granted options to purchase 300,000 shares of common stock at its fair market value on the date of grant ($0.20 per share) to certain officers and directors. As of August 31, 1995 none of these options had been exercised.

                          Florafax International, Inc.

5. Stockholders' Investment and Stock Options (continued)

In February 1995 the Company granted options to purchase 100,000 shares of common stock at its fair market value on the date of grant ($0.25 per share) to certain marketing consultants of the Company. As of August 31, 1995 none of these options had been exercised.

Information regarding stock options for years 1995, 1994 and 1993 is as follows:

                                                                 Exercise
                                               Number              Price              Total
                                                 of              Range Per           Exercise
                                               Shares              Share              Price
                                              -----------------------------------------------
Shares under option at August 31,
  1995                                          400,000         $.20 to $.25         $ 85,000
  1994                                                -              -                      -
  1993                                          115,000         $10 to $1.60          109,000

Options granted during year ended
 August 31,
  1995                                          400,000         $.20 to $.25           85,000
  1994                                                -              -                      -
  1993                                          400,000            $0.10               40,000

Options exercised during year
 ended August 31,
  1995                                                -              -                      -
  1994                                           50,000            $0.10                5,000
  1993                                          350,000            $0.10               35,000

Options expired or canceled
 during year ended August 31,
  1995                                                -              -                      -
  1994                                           65,000            $1.60                    -
  1993                                          117,020       $1.60 to $2.875         199,982

Options exercisable at August 31, 1995          400,000

Shares reserved at August 31, 1995
 for:
  Stock option plan                             215,000
  Conversion of 9-1/2% convertible
   subordinated notes                         1,177,823
                                              ---------
                                              1,392,823
                                              =========

                          Florafax International, Inc.

5. Stockholders' Investment and Stock Options (continued)

During 1995 the Company granted a total of 245,000 shares of common stock to certain employees and marketing consultants of the Company. These grants were charged to expense based on the market price of the Company's stock on the date of the grant.

6. Income Taxes

At August 31, 1995, the Company had net operating loss carryforwards for income tax purposes of approximately $7,000,000 that expire in varying amounts in years 2001 through 2009. As realization of the net operating loss carryforward is not more likely than not, the Company has recorded a valuation allowance against the net deferred tax asset which is principally comprised of the net operating loss carryforward. Unused investment tax credits of $264,000 expire in varying amounts in 1996 through 2001.

7. Acquisitions

On March 10, 1994 the Company purchased from Andy Williams, Chairman of the Board, certain assets, primarily trademarks and rights to telephone numbers, of Savannah Floral Services, Inc. ("Savannah"). Subsequent to the purchase of these assets they were transferred to The Flower Club, Inc. ("Flower Club"), a subsidiary of the Company. The acquisition cost consisted of a $105,000 note payable to Mr. Williams and the satisfaction of $193,000 of accounts receivable from Savannah. In addition, the former owner of Savannah has executed a consulting and noncompete agreement with Florafax.

8. Divestitures

During 1993 the Company disposed of all shares of U.S. Credit by transferring said shares and all assets of U.S. Credit to Floyd Cox, former Chairman of the Board of Directors. Loss on the disposal of U.S. Credit was approximately $164,000. In addition to receiving the aforementioned shares of U.S. Credit Mr. Cox also entered into a severance agreement whereby he was compensated approximately $136,000.

9. Industry Segments

The Company's operations include Flowers-by-Wire and charge card processing for its member florists and charge card processing for customers not involved in the floral industry, which is considered a separate business segment. Net revenues related to charge

                          Florafax International, Inc.

9. Industry Segments (continued)

card processing for customers outside the floral industry amounted to approximately $1,253,000, $1,231,000 and $873,000 for 1995, 1994 and 1993,
respectively. Operating income for this segment before allocating direct general and administrative expenses related directly to the operations amounted to approximately $1,122,000, $982,000 and $705,000 for 1995, 1994 and 1993,
respectively. After allocation of direct general and administrative costs the nonfloral segment experienced operating income (losses) of approximately $77,000 in 1995, ($377,000) in 1994 and ($329,000) in 1993.

The nonfloral segment had depreciation and capital expenditures amounting to $55,000 and $43,000 in 1995, $91,000 and $25,000 in 1994 and $119,000 and
$54,000 in 1993, respectively.

Aggregate identifiable assets, net of appropriate reserves, related to charge card processing customers outside the floral industry at August 31, 1995, 1994 and 1993 were approximately $227,000, $301,000 and $128,000, respectively.

Net revenues related to customers within the floral industry amounted to approximately $5,793,000, $5,862,000 and $6,291,000 for 1995, 1994 and 1993,
respectively. Operating income for this segment before allocating direct general and administrative expenses related directly to the operations amounted to approximately $4,485,000, $4,734,000 and $4,270,000 for 1995, 1994 and 1993,
respectively. After allocation of direct general and administrative costs the floral segment experienced operating income of approximately $1,521,000 in 1995, $970,000 in 1994 and $861,000 in 1993.

The floral segment had depreciation and capital expenditures amounting to $333,000 and $93,000 in 1995, $296,000 and $363,000 in 1994 and $390,000 and
$152,000 in 1993, respectively.

Aggregate identifiable assets, net of appropriate reserves, related to customers within the floral industry at August 31, 1995, 1994 and 1993 were approximately $3,910,000, $4,144,000 and $4,679,000, respectively.

10. Subsequent Events

On November 30, 1995, the Company restructured the outstanding $2,921,000 balance of its 9-1/2% convertible subordinated notes such that the notes would mature on September 15, 1996 and beyond, except for $354,000 which is due December 31, 1995. Prior to the restructuring, the notes were to mature on June 30, 1996.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


Item 10. ITEMS 10, 11, 12 AND 13 ARE INCORPORATED BY REFERENCE TO THE COMPANY'S DEFINITIVE PROXY STATEMENT, PURSUANT TO REGULATION 14A, WHICH WILL INVOLVE THE ELECTION OF DIRECTORS. HOWEVER, IF SUCH DEFINITIVE PROXY STATEMENT IS NOT FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS FOLLOWING AUGUST 31, 1995, SUCH ITEMS WILL BE FILED AS AN AMENDMENT TO THIS FORM 10-K UNDER A COVER OF A FORM 8 NOT LATER THAN THE END OF THE 120-DAY PERIOD.

                                    PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                            Page
                                                                            ----
(a)  1.  Financial Statements

         Included in Part II of this report:
            Report of Independent Auditors                                   17
            Consolidated Balance Sheets at August 31, 1995 and 1994          18
            Consolidated Statements of Operations for the years
              ended August 31, 1995, 1994 and 1993                           20
            Consolidated Statements of Changes in Stockholders'
              Equity (Net Capital Deficiency) for the years ended
              August 31, 1995, 1994 and 1993                                 21
            Consolidated Statements of Cash Flows for the years
              ended August 31, 1995, 1994 and 1993                           22
            Notes to Consolidated Financial Statements                       24
     2.  Financial Statement Schedule

         Included in Part IV of this report:

            Schedule VIII - Valuation and Qualifying Accounts                38

All other schedules are omitted because of the absence of conditions under which they are required (not present or not considered material) or because the required information is included in the financial statements or notes thereto.

     3.  Exhibits

         Exhibit Reference

The following agreements were entered into during the current fiscal year and, accordingly, are included as exhibits to this 10-KSB.

         (10) Material Contracts

             (a) Promissory Note to Citrus Bank dated August 31, 1995.

             (b) Fifth Addendum dated November 21, 1994 to Agreement dated
                 December 3, 1992 by and between Registrant and PNC Bank Kentucky, Inc.

             (c) Operating lease agreement between Registrant and Alvin
                 Wunderlich dated April 1995.

The following items have been included as exhibits in filings by the Company in a previous year and, accordingly, are incorporated hereby reference.

Exhibit Reference

     (10) Material Contracts

             (a) Convertible subordinated notes due to Clark Estates maturing
                 June 30, 1996.

             (b) Subordinated debentures maturing in 1998.

             (c) Agreement dated December 3, 1993, Addendum, Second Addendum,
                 Third Addendum and Fourth Addendum thereto by and between the Registrant and Citizens Fidelity Bank and Trust Company (now PNC Bank, Kentucky, Inc.).

             (d) Purchase Agreement for certain assets formerly owned by
                 Savannah Floral Services, Inc. dated March 10, 1994.

             (e) Note Payable to Andrew Williams dated March 10, 1994.

             (f) Promissory Note to Citrus Bank dated November 9, 1993.

             (g) Promissory Note to Citrus Bank dated November 17, 1993.

             (h) Promissory Note to Citrus Bank dated January 25, 1994.

             (i) Loan to James H. West, Director, President and Chief Financial
                 Officer, dated August 28, 1994

             (j) Consulting agreement with David Harper of Ventura County
                 California dated December 10, 1993

     (22) Subsidiaries of the Registrant

     (3) Articles of incorporation and Bylaws of the Registrant, as amended.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of fiscal 1995.

                          Florafax International, Inc.

                                 Schedule VIII

                       Valuation and Qualifying Accounts

                   Years ended August 31, 1995, 1994 and 1993





                                  Balance at       Additions       Write-offs        Balance
                                  Beginning        Charged to        Net of          at End
Description                       of Period         Expense        Recoveries       of Period
---------------------------------------------------------------------------------------------
                                                        (In Thousands)
Allowance for doubtful accounts:
  August 31, 1995                   $  819           $173             $286             $706
  August 31, 1994                      789            413              383              819
  August 31, 1993                    1,297            400              908              789

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Florafax International, Inc.


Dated: December 12, 1995                        James H. West        /s/
                                                ----------------------------
                                                James H. West
                                                Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Andrew W. Williams  /s/         Chairman of the Board
-----------------------                                   -------------------
Andrew W. Williams                                         December 12, 1995

James H. West       /s/         Director
-----------------------                                   -------------------
James H. West                                              December 12, 1995

T. Craig Benson     /s/         Director
-----------------------                                   -------------------
T. Craig Benson                                            December 12, 1995

Solomon O. Howell   /s/         Director
-----------------------                                   -------------------
Solomon O. Howell                                          December 12, 1995

William E. Mercer   /s/         Director
-----------------------                                   -------------------
William E. Mercer                                          December 12, 1995

Glenn R. Massey     /s/         Director
-----------------------                                   -------------------
Glenn R. Massey                                            December 12, 1995

Kenneth G. Puttick  /s/         Director
-----------------------                                   -------------------
Kenneth G. Puttick                                         December 12, 1995

DIRECTORS AND
PRINCIPAL OCCUPATIONS             OFFICERS                            OFFICES
---------------------             --------                            -------

T. CRAIG BENSON*                  ANDREW W. WILLIAMS                  CORPORATE HEADQUARTERS
  President, Corporate Equities     Chairman of the Board and           8075 20th Street
    Division of Service               Chief Executive Officer             Vero Beach, Florida  32966
    Corporation International                                             407-563-0263
    Houston, Texas                JAMES H. WEST
                                    President and Chief Financial
SOLOMON O. HOWELL, JR. *+             Officer                         FORM 10-K
  Secretary-Treasurer                                                 ---------
    H&N Constructors, Inc.        KELLY S. MCMAKIN
    Louisville, Kentucky            Vice President, Treasurer         A copy of the exhibits
                                      and Secretary                   accompanying the Form 10-K
GLENN R. MASSEY*                                                      report filed with The Securities
  Sales Manager for KVUE-TV                                           & Exchange Commission can be
    Houston, Texas                AUDITORS                            obtained by writing to:
                                  --------                              Kelly S. McMakin
WILLIAM E. MERCER*+                                                     8075 20th Street
  Chairman of the Board and       ERNST & YOUNG                         Vero Beach, Florida  32966
    Chief Executive Officer         3900 One Williams Center
  Southwest Guaranty Trust          Tulsa, Oklahoma  74172
    Company
    Houston, Texas
                                  CORPORATE COUNSEL
KENNETH G. PUTTICK*+              -----------------
  Owner of Ken Puttick Buick-
    Cadillac                      GRAY, GILLILAND & GOLD, P.C.
    Vero Beach, Florida             400 Perimeter Center Terrace
                                    Suite 1050 North Terraces
JAMES H. WEST                       Atlanta, Georgia  30346
  President of
    Florafax International, Inc.
    Vero Beach, Florida           TRANSFER AGENT
                                  AND REGISTRAR
ANDREW W. WILLIAMS                -------------
  Chairman of the Board
  Florafax International, Inc.    MELLON SECURITIES TRUST COMPANY
  Certified Public Accountant       120 Broadway
    Andrew W. Williams, P.A.        New York, New York 10271
    Vero Beach, Florida

+Member of audit committee
*Member of compensation committee