Form 10QSB
period 1995-11-30
FLORAFAX INTERNATIONAL INC
filed 1996-01-16
CIK 37525

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB


(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended  November 30, 1995
                                               -----------------

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

      For the transition period from             to
                                     ------------   -------------

               Commission File Number:            0-5531

                       FLORAFAX  INTERNATIONAL,  INC.
                       ------------------------------
      (Exact name of small business issuer as specified in its charter)

          Delaware                                            41-0719035
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                 8075 20th Street, Vero Beach, Florida 32966
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  407-563-0263
                                  ------------
                          (Issuer's telephone number)


  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X          NO
    ---           ---

The registrant had 5,922,973 shares of common stock, $0.01 par value, outstanding at November 30, 1995.

Transitional Small Business Disclosure Format (Check one):  Yes     ; No  X
                                                               -----    -----

                                     INDEX

PART I   FINANCIAL INFORMATION                                          Page No.

         Item 1.   Financial Statements (Unaudited):

                   Consolidated Balance Sheets
                   November 30, 1995 and August 31, 1995                 1 - 2

                   Consolidated Statements of Income and
                     Accumulated Deficit
                   Three Months Ended November 30, 1995
                     and November 30, 1994                               3

                   Consolidated Statements of Cash Flows
                   Three Months Ended November 30, 1995
                     and November 30, 1994                               4 - 5

                   Notes to Consolidated Financial Statements            6 -7

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         8 - 10

PART II         OTHER INFORMATION

         Item 1.   Legal Proceedings                                     11

         Item 2.   Changes in Securities                                 11

         Item 3.   Defaults Upon Senior Securities                       11

         Item 4.   Submission of Matters to a Vote of Security
                     Holders                                             11

         Item 5.   Other Information                                     11

         Item 6.   Exhibits and Reports on Form 8-K                      11 - 12

Signatures                                                               13

                          FLORAFAX INTERNATIONAL, INC.
                          Consolidated Balance Sheets

                                                                                          (In Thousands)
Assets                                                                               November 30     August 31
                                                                                        1995           1995
                                                                                     -----------     ---------
                                                                                     (Unaudited)
Current assets:
   Cash and cash equivalents                                                            $2,206        $1,972
   Restricted cash and investments                                                         577           566
   Accounts receivable:
                Members, less allowances of $631 at
                 November 30, 1995 and $706 at
                 August 31, 1995                                                         1,613         1,289
                Charge card issuers                                                        235           225
                Other                                                                                     34
                                                                                        ------        ------
                                                                                         1,848         1,548

   Prepaid and other assets                                                                153            31
                                                                                        ------        ------
                          Total current assets                                           4,784         4,117

Property and equipment, at cost:
                Fixtures and equipment                                                   1,352         1,347
                Computer systems                                                         1,138         1,114
                Communication systems                                                    1,515         1,516
                Leasehold improvements                                                     323           311
                                                                                        ------        ------
                                                                                         4,328         4,288

                Accumulated depreciation
                   and amortization                                                      3,994         3,919
                                                                                        ------        ------
                                                                                           334           369

Other assets:
                Excess of cost over net assets
                   of acquired business                                                  1,995         1,995
                Other                                                                      343           371
                                                                                        ------        ------
                                                                                         2,338         2,366
                                                                                        ------        ------
Total assets                                                                            $7,456        $6,852
                                                                                        ======        ======



  See accompanying notes.

                          FLORAFAX INTERNATIONAL, INC.
                          Consolidated Balance Sheets


                                                                                          (In Thousands)
Liabilities and stockholders' net capital deficiency                                 November 30    August 31
                                                                                        1995           1995
                                                                                     -----------    ---------
                                                                                     (Unaudited)
Current Liabilities:
   Current maturities of long-term debt                                                  2,957           466
   Accounts payable                                                                      4,290         3,919
   Accrued liabilities:
                Member benefits                                                            156           150
                Other                                                                    1,086           980
                                                                                       -------       -------
                          Total current liabilities                                      8,489         5,515

Long-term debt, less current maturities:
   9 1/2% convertible subordinated notes                                                               2,567
   Other                                                                                   426           467
                                                                                       -------       -------
                                                                                           426         3,034

Membership security deposits                                                                49            59
Unearned directory income                                                                   86
                                                                                       -------       -------
                          Total liabilities                                              9,050         8,608

Stockholders'  net capital deficiency:
      Preferred stock (par value $10, 600,000
        shares authorized, none issued)
     Common stock - ( par value $.01,
        18,000,000 shares authorized, 5,945,973 and 5,793,874
        issued at November 30, 1995 and August 31, 1995, respectively,
        5,922,973 and 5,770,874 outstanding at November 30, 1995
        and August 31, 1995                                                                 59            58
    Additional paid-in capital                                                           7,385         7,381
    Accumulated deficit                                                                 (9,038)       (9,195)
                                                                                       -------       -------
                Total stockholders' net capital
                   deficiency                                                           (1,594)       (1,756)
                                                                                       -------       -------
Total liabilities and stockholders' net
  capital deficiency                                                                   $ 7,456       $ 6,852
                                                                                       =======       =======



See accompanying notes.

                          FLORAFAX INTERNATIONAL, INC.
           Consolidated Statements of Income and Accumulated Deficit
                      (In Thousands Except per Share Data)

                                                                            Three Months Ended
                                                                          November 30  November 30
                                                                             1995         1994
                                                                          -----------  -----------
                                                                                (Unaudited)
Net revenues:
   Member dues and fees                                                         $470       $476
   Floral and other order
      processing                                                                 584        366
   Directory and advertising fees                                                295        292
   Charge card processing                                                        309        394
   Other revenue                                                                  24         10
                                                                             -------    -------
                                                                               1,682      1,538
Expenses:
   Member support, general
      and administrative                                                       1,127      1,109
   Selling, advertising and promotion                                            156        150
   Directory publishing                                                           77         78
   Depreciation, amortization
      and retirements                                                            103        110
                                                                             -------    -------
                                                                               1,463      1,447
                                                                             -------    -------
Operating income                                                                 219         91

Other income (expense):
   Interest expense                                                              (77)       (76)
   Interest income                                                                20
   Other                                                                           1          5
                                                                             -------    -------
                                                                                 (56)       (71)
                                                                             -------    -------
Net income before income taxes                                                   163         20

Federal income tax                                                                 6
                                                                             -------    -------
Net income                                                                       157         20

Accumulated deficit at beginning of year                                      (9,195)    (9,902)
                                                                             -------    -------
Accumulated deficit at end of quarter                                        ($9,038)   ($9,882)
                                                                             =======    =======

Weighted average shares
      outstanding                                                              5,806      5,549

Primary and fully diluted earnings
   per  share                                                                  $0.03      $0.00


See accompanying notes.

                          FLORAFAX INTERNATIONAL, INC.
                     Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                               Three months ended
                                                                                   November 30
                                                                                   1995   1994
                                                                                   ----   ----
                                                                                   (Unaudited)
Operating activities
   Net income                                                                      $157    $20

   Adjustments to reconcile net income
      to net cash provided by operating activities

          Depreciation, amortization, and retirements                                75    110
          Provision for doubtful accounts                                            40     55
          Increase (decrease) in cash
             flows due to changes in:
                Accounts receivable                                                (340)   167
                Prepaid and other assets                                           (122)   (13)
                Other  assets                                                        28     25
                Accounts payable                                                    371    160
                Accrued liabilities                                                 112    (47)
                Unearned directory income                                            86     86
                Membership security deposits                                        (10)    (2)
                                                                                  -----  -----
      Net cash provided by
        operating activities                                                        397    561

Investing activities
          Capital expenditures                                                      (40)   (91)
          Deposit of restricted cash                                                (11)
                                                                                  -----  -----
             Net cash used in
                investing activities                                               ($51)  ($91)



                                  (Continued)

                          FLORAFAX INTERNATIONAL, INC.
                     Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                                 Three months ended
                                                                                                     November 30
                                                                                                 1995           1994
                                                                                                -------        -------
                                                                                                     (Unaudited)
Financing activities
          Proceeds from issuing debt                                                               ---         $   63
          Proceeds from issuing stock                                                                5
          Reduction in bank overdraft                                                              ---           (976)
          Payments of debt                                                                        (117)           (12)
                                                                                                 -----          -----
             Net cash used in
               financing activities                                                               (112)          (925)
                                                                                                 -----          -----
  Net increase (decrease) in
    cash and cash equivalents                                                                      234           (455)

  Cash and cash equivalents
    at beginning of year                                                                         1,972            558
                                                                                                 -----          -----
  Cash and cash equivalents
    at end of period                                                                            $2,206         $  103
                                                                                                 =====          =====


  Supplemental disclosures of
    cash flow information:
      Cash paid during the period for interest                                                  $   14         $    6
      Cash paid during the period for income tax                                                $    6            ---
                                                                                                 =====          =====



See accompanying notes.

                          FLORAFAX INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                      Three Months Ended November 30, 1995


Note (1) Management's Opinion and Accounting Policies

The accompanying interim financial statements should be read in conjunction with the Florafax International, Inc. (the Company's) Form 10-KSB for the year ended August 31, 1995.

In the opinion of Management the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of November 30, 1995 and the consolidated results of operations and cash flows for the three months ended November 30, 1995.

Historically, the Company's flowers-by-wire operation is seasonal in that its member florists send a much larger volume of orders during Thanksgiving, the Christmas season, Valentine's Day, Easter and Mother's Day. Therefore, the results of operations of an interim period may not necessarily be indicative of the results expected for a full year. In an effort to increase orders to member florists the Company continues to engage in non traditional campaigns through it's wholly owned subsidiary, The Flower Club. The Flower Club, Inc. was formed to generate additional orders by pursuing relationships with nationally recognized corporations. The Company engages in joint marketing campaigns with these corporations not only during holidays, but also during non seasonal periods in an effort to provide member florists with orders during slow periods of the year. Floral orders and handling fees generated through The Flower Club have become significant, representing 57% of gross floral order revenue for the quarter ended November 30, 1995 compared to 42% for the quarter ended November 30, 1994. Management expects the upward trend in orders generated by The Flower Club to continue.

The Company continues to focus on its basic core business, which is primarily flowers by wire and processing credit cards.

Note (2) Contingencies

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

                          FLORAFAX INTERNATIONAL, INC.
                   Notes to Consolidated Financial Statements
                      Three Months Ended November 30, 1995

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

                          FLORAFAX INTERNATIONAL, INC.
       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

Liquidity and Capital Resources

Sources of cash to meet future requirements are existing cash balances and internally generated funds. Management is currently pursuing options that may give the Company access to additional working capital.

In addition, as discussed in Note 2, the Company is hopeful that they will reach a settlement with GTE/MR during the current year, which could provide an additional source of working capital. However, there is no guaranty that the Company will receive any funds as a result of the GTE/MR judgment.

The Company continues to generate positive cash flow from operations. Cash provided by operations for the Quarter ended November 30, 1995 was $397,000 compared to $561,000 for the quarter ended November 30, 1994. For the quarter ended November 30, 1995 the Company reported a total increase in cash of $234,000 compared to an overall cash decrease of ($455,000) for the quarter ended November 30, 1994.

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

As discussed in Note 1 to the consolidated financial statements the Company continues to engage in non traditional campaigns through it's wholly owned subsidiary, The Flower Club. This has helped to improve the Company's cash flow as the majority of orders generated through The Flower Club are paid for by credit cards. This allows the Company to receive its funds within days after processing the transaction. For the quarter ended November 30, 1995 floral orders and handling fees generated through The Flower Club amounted to approximately $2,667,000 compared to $1,392,000 for the quarter ended November 30, 1994, an increase of 92%.

                          FLORAFAX INTERNATIONAL, INC.
       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

RESULTS OF OPERATIONS

General Comments

The Company's return to profitability during fiscal 1995 appears to be continuing in fiscal 1996, as net income for the quarter ended November 30, 1995 was $157,000 compared to $20,000 for the quarter ended November 30, 1994. In addition, total revenues increased by 9% during the quarter ended November 30, 1995 when compared to the same period in the prior year while operating expenses increased by only 1%.

Net Revenues

Revenues from member dues and fees remained relatively constant during the quarter ended November 30, 1995 when compared to the same period in the prior year. Management believes that the number of orders that the Company is now providing to it's members has allowed the Company to maintain it's membership base.

Floral order revenue increased by 60% for the quarter ended November 30, 1995 when compared to the same period in the previous year. This increase is primarily a result of orders generated by The Flower Club. Orders generated by The Flower Club increased by 92% during the quarter ended November 30, 1995 when compared to the same period in the previous year. Management expects the upward trend in orders generated by The Flower Club to continue.

Net revenues from credit card operations decreased by 22% for the quarter ended November 30, 1995 when compared to the same quarter in the previous year. The gross dollar amount of credit cards processed actually increased by 27%, however there were four primary factors that caused a decrease in net revenues, as follows. First, the Company lowered it's discount rate to be more competitive in certain markets. Second, the Company experienced an increase in the cost to clear credit card transactions as well as an increase in data capture and authorization fees. Third, certain credit card companies began settling credit card transactions directly with a segment of the Company's merchants, which eliminated the Companies ability to charge a discount rate on these transactions. Fourth, the Company no longer processes the credit card transactions for the Oklahoma State Treasurers office.

Expenses

Member support, general and administrative expenses increased slightly (2%) for the quarter ended November 30, 1995 when compared to the same quarter in the previous year. Certain

                          FLORAFAX INTERNATIONAL, INC.
       Management's Discussion and Analysis of Financial Condition and
                            Results of Operations

expenses such as salaries and telephone expense experienced an increase. A portion of these increases were due to orders generated by The Flower Club as each order has two associated long distance phone calls as well as the need for an operator to take the order and often times to place the order. Other costs such as consulting fees, bank service charges, and bad debt expense declined.

Selling and advertising expenses increased by 4% for the quarter ended November 30, 1995 when compared to the same quarter in the previous year. The main component of this increase was an increase in advertising costs. Now that the Company is operating at a profit management has begun to focus on increasing membership which required expenditures for advertising. The Company may continue to incur advertising costs in an effort to increase membership.

Other income (expense)

The Company is reporting interest income of $20,000 for the quarter ended November 30, 1995 compared to no interest income for the quarter ended November 30, 1994. The current year interest income is a result of the Companies improved cash position when compared to the same period last year.

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings

For a summary of legal proceedings, reference is made to Item 3, Legal Proceedings, included in the Company's annual report on Form 10-KSB for the year ended August 31, 1995 and to Note 2 of the Notes to Consolidated Financial Statements included in this filing.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  The Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K


The following items have been included as exhibits in filings by the Company in a previous year and, accordingly, are incorporated here by reference except for
Exhibit 27.

Exhibit Reference

         (10) Material Contracts

                 (a) Convertible subordinated notes due to Clark Estates
                     maturing June 30, 1996.

                 (b) Subordinated debentures maturing in 1998.

                 (c) Agreement dated December 3 1993, Addendum, Second
                                  Addendum, Third Addendum, Fourth Addendum and Fifth Addendum thereto by and between the Registrant and Citizens Fidelity Bank and Trust Company (now PNC Bank, Kentucky, Inc.).

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

                 (e) Note Payable to Andrew Williams dated March 10, 1994.

                 (f) Promissory Note to Citrus Bank dated November 9, 1993.

                 (g) Promissory Note to Citrus Bank dated November 17, 1993.

                 (h) Promissory Note to Citrus Bank dated January 25, 1994.

                 (i) Loan to James H. West, Director, President and Chief
                                  Financial Officer, dated August 28, 1994.

                 (j) Consulting agreement with David Harper of Ventura County
                                  California dated December 10, 1993.

                 (k) Promissory Note to Citrus Bank dated August 31, 1995.

                 (l) Operating lease agreement between Registrant and Alvin
                                  Wunderlich dated April 1995.


         (22) Subsidiaries of the Registrant

         (27) Financial Data Schecule (for SEC use only)

         (3) Articles of incorporation and Bylaws of the Registrant, as amended.

Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of fiscal 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Florafax International, Inc.


Date:    January 11, 1996                 James H. West
         ----------------                 -------------
                                          James H. West
                                          President and Chief
                                          Financial Officer