Form 10QSB
period 1996-02-29
FLORAFAX INTERNATIONAL INC
filed 1996-04-12
CIK 37525

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended February 29, 1996
                                              -----------------

[ ] Transition Report Under Section 13 or 15(d)  of the Exchange Act

      For the transition period from                 to
                                     ----------------   ----------------

Commission File Number:                             0-5531
                        ------------------------------------------------

                        FLORAFAX INTERNATIONAL,  INC.
                        -----------------------------
      (Exact name of small business issuer as specified in its charter)

                 Delaware                                 41-0719035
      -------------------------------                  ------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)

                  8075 20th Street, Vero Beach, Florida 32966
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                                  407-563-0263
                                  ------------
                          (Issuer's telephone number)

- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
    ---     ---

The registrant had 6,022,973 shares of common stock, $0.01 par value, outstanding at February 29, 1996,

Transitional Small Business Disclosure Format (Check one): Yes   ;   No   X
                                                           ------    ------

                                     INDEX

PART I           FINANCIAL INFORMATION                                                               Page No.
                 ---------------------

         Item 1.          Financial Statements (Unaudited):

                          Consolidated Balance Sheets
                          February 29, 1996 and August 31, 1995                                       1 - 2

                          Consolidated Statements of Income and
                             Accumulated Deficit
                          Three Months and Six Months  Ended February 29, 1996
                             and February 28, 1995                                                    3

                          Consolidated Statements of Cash Flows
                          Six Months Ended February 29, 1996
                             and February 28, 1995                                                    4 - 5

                          Notes to Consolidated Financial Statements                                  6 - 8

         Item 2.          Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                               9 - 12

 PART II         OTHER INFORMATION
                 -----------------

         Item 1.          Legal Proceedings                                                           13

         Item 2.          Changes in Securities                                                       13

         Item 3.          Defaults Upon Senior Securities                                             13

         Item 4.          Submission of Matters to a Vote of Security Holders                         13 - 14

         Item 5.          Other Information                                                           14

         Item 6.          Exhibits and Reports on Form 8-K                                            14 - 16

Signatures                                                                                            17

                          FLORAFAX INTERNATIONAL, INC.
                          Consolidated Balance Sheets

                                                                                  (In Thousands)
ASSETS                                                                              February 29     August 31
                                                                                        1996           1995
                                                                                    -----------     ---------
                                                                                    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                           $3,349        $1,972
   Restricted cash and investments                                                        107           566
   Accounts receivable:
                Members, less allowances of $465 at
                 February 29, 1996 and $706 at
                 August 31, 1995                                                        1,653         1,289
                Charge card issuers                                                       682           225
                Other                                                                     257            34
                                                                                       ------        ------
                                                                                        2,592         1,548

   Prepaid and other assets                                                               109            31
                                                                                       ------        ------
                          TOTAL CURRENT ASSETS                                          6,157         4,117

Property and equipment, at cost:
                Fixtures and equipment                                                    605         1,347
                Computer systems                                                          539         1,114
                Communication systems                                                   1,268         1,516
                Leasehold improvements                                                     23           311
                                                                                       ------        ------
                                                                                        2,435         4,288

                Accumulated depreciation
                   and amortization                                                     2,163         3,919
                                                                                       ------        ------
                                                                                          272           369

Other assets:
                Excess of cost over net assets
                   of acquired business                                                 1,995         1,995
                Other                                                                     321           371
                                                                                       ------        ------
                                                                                        2,316         2,366
                                                                                       ------        ------
TOTAL ASSETS                                                                           $8,745        $6,852
                                                                                       ======        ======



  See accompanying notes.

                          FLORAFAX INTERNATIONAL, INC.
                          Consolidated Balance Sheets

                                                                                          (In Thousands)
LIABILITIES AND STOCKHOLDERS' NET CAPITAL DEFICIENCY                                 February 29     August 31
                                                                                        1996            1995
                                                                                     ----------      ---------
                                                                                     (Unaudited)
CURRENT LIABILITIES:
   Current maturities of long-term debt                                                 2,578           466
   Accounts payable                                                                     5,453         3,919
   Accrued liabilities:
                Member benefits                                                           162           150
                Other                                                                   1,085           980
                                                                                       ------        ------
                          TOTAL CURRENT LIABILITIES                                     9,278         5,515

Long-term debt, less current maturities:
   9 1/2% convertible subordinated notes                                                              2,567
   Other                                                                                  365           467
                                                                                       ------        ------
                                                                                          365         3,034

Membership security deposits                                                               49            59
Unearned directory income                                                                  35
                                                                                       ------        ------
                          TOTAL LIABILITIES                                             9,727         8,608

Stockholders' net capital deficiency:
   Preferred stock (par value $10, 600,000
        shares authorized, none issued)
   Common stock - ( par value $.01,
        18,000,000 shares authorized, 6,045,973 and 5,793,874
        issued at February 29, 1996 and August 31, 1995, respectively,
        6,022,973 and 5,770,874 outstanding at February 29, 1996
        and August 31, 1995, respectively                                                  61            58
    Additional paid-in capital                                                          7,409         7,381
    Accumulated deficit                                                                (8,452)       (9,195)
                                                                                       ------        ------
                TOTAL STOCKHOLDERS' NET CAPITAL
                   DEFICIENCY                                                            (982)       (1,756)
                                                                                       ------        ------
TOTAL LIABILITIES AND STOCKHOLDERS' NET
  CAPITAL DEFICIENCY                                                                   $8,745        $6,852
                                                                                       ======        ======



See accompanying notes.
                                       2

                          FLORAFAX INTERNATIONAL, INC.
           Consolidated Statements of Income and Accumulated Deficit
                      (In Thousands Except per Share Data)




                                                       Three Months Ended                Six Months Ended
                                                   ---------------------------    ------------------------------
                                                   February 29    February 28     February 29        February 28
                                                      1996           1995            1996                1995
                                                   -----------    -----------     -----------        -----------
                                                                          (Unaudited)
NET REVENUES:
  Member dues and fees                              $  507          $  501          $  976               $  977
  Floral and other order processing                  1,186             820           1,770                1,186
  Directory and advertising fees                       296             301             592                  593
  Charge card processing                               348             344             658                  738
  Other revenue                                         13               7              37                   17
                                                    ------          ------          ------               ------
                                                     2,350           1,973           4,033                3,511
EXPENSES:
  General and administrative                         1,416           1,340           2,543                2,449
  Selling, advertising and promotion                   215             116             372                  266
  Directory publishing                                  81              75             157                  153
  Depreciation, amortization and retirements           103             109             206                  219
                                                    ------          ------          ------               ------
                                                     1,815           1,640           3,278                3,087
                                                    ------          ------          ------               ------

OPERATING INCOME                                       535             333             755                  424

OTHER INCOME (EXPENSE):
  Interest expense                                     (80)            (77)           (158)                (153)
  Other                                                                 --               1                    5
  Interest income                                       26              --              46                   --
                                                    ------          ------          ------               ------
                                                       (54)            (77)           (111)                (148)
                                                    ------          ------          ------               ------
INCOME BEFORE TAXES AND EXTRAORDINARY ITEM          $  481          $  256          $  644               $  276

                                                    ------          ------          ------               ------

INCOME TAXES                                            20                              26
                                                    ------          ------          ------               ------

INCOME BEFORE EXTRAORDINARY ITEM                       461             256             618                  276

EXTRAORDINARY ITEM (GAIN ON FORGIVENESS OF DEBT)
  LESS APPLICABLE INCOME TAXES                         125                             125
                                                    ------          ------          ------               ------

NET INCOME                                             586             256             743                  276

Accumulated deficit at beginning of period          (9,038)         (9,882)         (9,195)              (9,902)

Accumulated deficit at end of period                (8,452)         (9,626)         (8,452)              (9,626)
                                                    ======          ======          ======               ======
Primary and fully diluted earnings
  per common share:
    Income before extraordinary item                $ 0.06          $ 0.04          $ 0.09               $ 0.05
    Extraordinary item                                0.02            0.00            0.02                 0.00
                                                    ------          ------          ------               ------
NET INCOME                                          $ 0.08          $ 0.04          $ 0.11               $ 0.05
                                                    ======          ======          ======               ======

See accompanying notes.

                          FLORAFAX INTERNATIONAL, INC.
                     Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                Six months ended
                                                                            February 29   February 28
                                                                               1996          1995
                                                                            -----------   -----------
                                                                                   (Unaudited)
OPERATING ACTIVITIES
   Net income                                                                   $743        $276

   ADJUSTMENTS TO RECONCILE NET INCOME
      TO NET CASH PROVIDED BY OPERATING ACTIVITIES

          Depreciation, amortization, and retirements                            150         170
          Provision for doubtful accounts                                        103         143
          Non cash compensation expense                                                       37
          Increase (decrease) in cash
             flows due to changes in:
                Accounts receivable                                           (1,147)       (276)
                Prepaid and other assets                                         (78)        (52)
                Other  assets                                                     50          52
                Accounts payable                                               1,534       1,219
                Accrued liabilities                                              152         371
                Unearned directory income                                                     30
                Membership security deposits                                     (10)         (3)
                                                                              ------      ------
      Net cash provided by
        operating activities                                                   1,497       1,967

INVESTING ACTIVITIES
          Capital expenditures                                                   (53)        (80)
          Release of restricted cash                                             459
                                                                              ------      ------
             Net cash (used in) provided by
                investing activities                                            $406        ($80)



                                  (Continued)

                          FLORAFAX INTERNATIONAL, INC.
                     Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                Six months ended
                                                                           February 29   February 28
                                                                               1996         1995
                                                                           -----------   -----------
                                                                                  (Unaudited)
FINANCING ACTIVITIES
          Proceeds from issuing debt                                           2,500
          Proceeds from issuing stock                                             31
          Reduction in bank overdraft                                                     (1,065)
          Payments of debt                                                    (3,057)        (65)
                                                                             -------     -------
             Net cash used in
               financing activities                                             (526)     (1,130)
                                                                             -------     -------
  NET INCREASE IN
    CASH AND CASH EQUIVALENTS                                                  1,377         757

  Cash and cash equivalents
    at beginning of year                                                       1,972         558
                                                                             -------     -------
  CASH AND CASH EQUIVALENTS
    AT EMD OF PERIOD                                                         $ 3,349     $ 1,315
                                                                             =======     =======


  Supplemental disclosures of
    cash flow information:
      Cash paid during the period for interest                               $   208     $   143
      Cash paid during the period for income tax                             $     6
                                                                             =======     =======



See accompanying notes.

                         FLORAFAX INTERNATIONAL, INC.
                  Notes to Consolidated Financial Statements
                      Six Months Ended February 29, 1996

Note (1) Management's Opinion and Accounting Policies

The accompanying interim financial statements should be read in conjunction with the Florafax International, Inc. (the Company's) Form 10-KSB for the year ended August 31, 1995.

In the opinion of Management the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of February 29, 1996 and the consolidated results of operations and cash flows for the three months ended February 29, 1996.

Historically, the Company's flowers-by-wire operation is seasonal in that its member florists send a much larger volume of orders during Thanksgiving, the Christmas season, Valentine's Day, Easter and Mother's Day. Therefore, the results of operations of an interim period may not necessarily be indicative of the results expected for a full year. In an effort to increase orders to member florists the Company continues to engage in non traditional campaigns through it's wholly owned subsidiary, The Flower Club (800 800 SEND). The Flower Club, Inc. was formed to generate additional orders by pursuing relationships with nationally recognized corporations. The Company engages in joint marketing campaigns with these corporations not only during holidays, but also during non seasonal periods in an effort to provide member florists with orders during slow periods of the year. Floral orders and handling fees generated through The Flower Club have become significant, representing 58% of gross floral order revenue for the six months ended February 29, 1996 compared to 44% for the six months ended February 28, 1995. Management expects orders generated by The Flower Club to continue to represent a significant portion of floral order revenue.


Note (2) Contingencies

Florafax International, Inc. vs. Bellerose Floral Inc. and GTE Market Resources Inc., et al.

During 1990 the Company filed a lawsuit against GTE Market Resources, Inc. (GTE/MR) for failure on the part of GTE/MR to fulfill certain contractual telecommunication services on behalf of Florafax. On November 23, 1993 a jury awarded Florafax $1,481,000 in net damages against GTE/MR.

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

                         FLORAFAX INTERNATIONAL, INC.
                  Notes to Consolidated Financial Statements
                      Six Months Ended February 29, 1996


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

Note (3) Current Maturities of Debt

On February 28, 1996 the Company issued to St. James Capital Partners, Ltd. a secured Convertible Promissory Note ("Note") in the amount of $2,500,000 bearing interest at seven percent per annum with a maturity date of February 28, 1997. The Note is convertible into common stock of the Company at a rate of $1.25 per share on certain terms and conditions contained in the Note.

The funds from the Note were used primarily to retire outstanding debt of the Company in the amount of $2,419,000 due to mature September 15, 1996. Prior to the funding of the Note the Company negotiated a discount on its debt in the amount of $124,000. This discount has been reported as an extraordinary gain in the Company's income statement for the quarter and six months ended February 29, 1996.

                         FLORAFAX INTERNATIONAL, INC.
                  Notes to Consolidated Financial Statements
                      Six Months Ended February 29, 1996


In conjunction with the issuance of the Promissory Note the Registrant issued to Purchaser a total of 650,000 warrants to purchase Common Stock of the Registrant with an exercise price of $1.00 per share, on the terms and conditions contained in the warrants. Purchaser has also been granted certain registration rights for resale of the shares of common stock issuable upon exercise of the warrants. All of the warrants expire January 1, 2001.

Subsequent to February 29, 1996 $500,000 of the original Note and 130,000 warrants were transferred from St. James Capital Partners, Ltd. and were reissued in the name of SV Capital Partners, LP. The new $500,000 note and the 130,000 warrants were issued with the same terms and conditions contained in the original Note and warrants.

                         FLORAFAX INTERNATIONAL, INC.
              Management's Discussion and Analysis of Financial
                      Condition and Results of Operation


Liquidity and Capital Resources

Sources of cash to meet future requirements are existing cash balances and internally generated funds. For the past several years management had been pursuing various options that would give the Company access to additional working capital. During the second quarter of fiscal 1996 the Company was successful in refinancing the majority of its debt that was due to mature on September 15, 1996, as discussed in the following two paragraphs.

On February 28, 1996 the Company issued to St. James Capital Partners, Ltd. a secured Convertible Promissory Note ("Note") in the amount of $2,500,000 bearing interest at seven percent per annum with a maturity date of February 28, 1997. The Note is convertible into common stock of the Company at a rate of $1.25 per share on certain terms and conditions contained in the Note.

The funds from the Note were used primarily to retire outstanding debt of the Company in the amount of $2,419,000 due to mature September 15, 1996. Prior to the funding of the Note the Company negotiated a discount on its debt in the amount of $124,000. This discount has been reported as an extraordinary gain in the Company's income statement for the quarter and six months ended February 29, 1996.


In addition, as discussed in Note 2, the Company is hopeful that they will reach a settlement with GTE/MR during the current year, which could provide an additional source of working capital. However, there is no guaranty that the Company will receive any funds as a result of the GTE/MR judgment.

The Company continues to generate positive cash flow from operations. Cash provided by operations for the six months ended February 29, 1996 was $1,497,000 compared to $1,967,000 for the six months ended February 28, 1995. For the six months ended February 29, 1996 the Company reported a total increase in cash of $1,377,000 compared to an overall cash increase of $757,000 for the six months ended February 28, 1995.

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

                         FLORAFAX INTERNATIONAL, INC.
              Management's Discussion and Analysis of Financial
                      Condition and Results of Operation


As discussed in Note 1 to the consolidated financial statements the Company continues to engage in non traditional campaigns through it's wholly owned subsidiary, The Flower Club (800 800 SEND). This has helped to improve the Company's cash flow as the majority of orders generated through The Flower Club are paid for by credit cards. This allows the Company to receive its funds within days after processing the transaction. For the quarter ended February 29, 1996 floral orders and handling fees generated through The Flower Club amounted to approximately $5,024,000 compared to $3,007,000 for the quarter ended February 28, 1995, an increase of 67%. For the six months ended February 29, 1996 floral orders and handling fees generated through The Flower Club amounted to approximately $7,691,000 compared to $4,399,000 for the six months ended February 28, 1995, an increase of 75%.

RESULTS OF OPERATIONS

General Comments

During fiscal 1995 the Company reported net income of $707,000, which was the Companies most profitable year since 1983. During the first six months of fiscal 1996 the Company is reporting net income of $743,000, which surpasses net income for the entire previous year. In addition, net income for the quarter ended February 29, 1996 was $585,000, which is the Companies most profitable second quarter in over ten years. Total revenues increased by 19% during the quarter ended February 29, 1996 when compared to the same period in the prior year while operating expenses increased by only 11%. For the six months ended February 29, 1996 total revenues increased by 15% when compared to the same period in the prior year while operating expenses increased by only 6%.

Net Revenues

Revenues from member dues and fees remained relatively constant during the quarter and six months ended February 29, 1996 when compared to the same period in the prior year. Management believes that the number of orders that the Company is now providing to it's members has allowed the Company to maintain it's membership base.

Floral order revenue increased by 45% and 49% for the quarter and six months ended February 29, 1996, respectively, when compared to the same periods in the previous year. This increase is primarily a result of orders generated by The Flower Club. Orders and handling fees generated by The Flower Club increased by 67% and 75% for the quarter and six months ended February 29, 1996, respectively, when compared to the same period in the previous year. In addition, traditional orders were slightly greater (approximately 3%) for the quarter ended February 29, 1996 when compared to the same quarter in the prior year.

                         FLORAFAX INTERNATIONAL, INC.
              Management's Discussion and Analysis of Financial
                      Condition and Results of Operation


Net revenues from credit card operations remained relatively constant for the quarter ended February 29, 1996 when compared to the same quarter in the previous year. The gross dollar amount of credit cards processed actually increased by 26%, however there were four primary factors that offset the increase in volume, as follows. First, the Company lowered it's discount rate to be more competitive in certain markets. Second, the Company experienced an increase in the cost to clear credit card transactions as well as an increase in data capture and authorization fees. Third, certain credit card companies began settling credit card transactions directly with a segment of the Company's merchants, which eliminated the Companies ability to charge a discount rate on these transactions. Fourth, the Company no longer processes the credit card transactions for the Oklahoma State Treasurers office. For the six months ended February 29, 1996 the Company experienced an 11% decrease in net charge card processing revenue when compared to the same period in the previous year. The gross dollar amount of credit cards processed actually increased by 27%, however the aforementioned four factors caused net revenues to decline. The reason that income for the two quarters was fairly constant and income for the six months shows a decline is as follows. The time at which certain credit card companies began settling transactions directly with Florafax merchants occurred early in the second quarter of fiscal 1995. Accordingly, during the first quarter of fiscal 1995 the Company continued to charge a processing fee for these transaction whereas during the second quarter the Company was unable to charge these fees. Consequently, year to date charge card revenue for 1995 exceed year to date charge card revenue for 1996.

Expenses


Member support, general and administrative expenses increased by 6% and 4% for the quarter and six months ended February 29, 1996, respectively, when compared to the same periods in the previous year. The main component of the increase was payroll and related benefits. The increase in payroll was due two factors. First, there was an increase in labor necessary to handle to increased volume of orders generated by The Flower Club. Second, there were normal pay increases given to employees throughout the Company.

Selling and advertising expenses increased significantly for both the quarter and six months ended February 29, 1996 when compared to the same period in the prior year. The main component of this increase was an increase in advertising costs. Now that the Company is operating at a profit management has begun to focus on increasing membership which required expenditures for advertising. It is anticipated that the Company will continue to incur advertising costs in an effort to increase membership.

                         FLORAFAX INTERNATIONAL, INC.
              Management's Discussion and Analysis of Financial
                      Condition and Results of Operation


Other income (expense)

The Company is reporting interest income of $26,000 and $46,000 for the quarter and six months ended February 29, 1996 compared to no interest income for the same periods in the prior year. The current year interest income is a result of the Companies improved cash position when compared to the same period last year.

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings

For a summary of legal proceedings, reference is made to Item 3, Legal Proceedings, included in the Company's annual report on Form 10-KSB for the year ended August 31, 1995 and to Note 2 of the Notes to Consolidated Financial Statements included in this filing.

Item 2.  Changes in Securities

As more fully discussed in note 3 to the financial statements the Company issued a $2,500,000 convertible promissory note with a maturity date of February 28, 1997, along with a related security agreement. Under the terms of the security agreement, without written consent of the note holders the Company may not declare, make or pay any dividends, other than dividends between the Company and its subsidiaries.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  The Submission of Matters to a Vote of Security Holders

An annual meeting of the shareholders of the Company was held on January 30, 1996 pursuant to notice of the meeting and the proxy statement for the annual meeting first mailed on or about December 22, 1995 to all shareholders of record as of December 4, 1995.

The meeting was held:

1) To elect seven directors;

2) To approve the appointment of auditors for the 1996 fiscal year;

3) To approve the adoption of the Nonemployee Directors' Stock Option Plan;

4) To approve the Management Incentive Stock Option Plan; and

5) To transact such other business as may properly come before the meeting or any adjournment or postponement thereof.

The following individuals were nominated as directors and were the only nominees submitted to the shareholders. The number of shares voted and those withheld from each such nominee are listed below:

                                                 FOR               WITHHELD
                                                 ---               --------
T. Craig Benson                                  5,166,409         29,387
Solomon O. Howell, Jr.                           5,161,409         34,387
Glenn R. Massey                                  5,158,409         37,387
William E. Mercer                                5,166,409         29,387
James H. West                                    5,166,409         29,387
Andrew W. Williams                               5,163,609         32,187
Kenneth G. Puttick                               5,158,409         37,387

There were no abstentions or broker non votes.

Other matters submitted to a vote by the shareholders are shown below, along with the votes for and against each matter.

                                                                                              BROKER
                                                                                              ------
                                             FOR              AGAINST          ABSTAIN        NON VOTES
                                             ---              -------          -------        ---------
Appointment of the auditors for
for the 1996 fiscal year                  5,188,960            6,035              801                 0

Adoption of the Nonemployee
Director Stock Option Plan                2,235,140          634,465          110,138         2,216,053

Adoption of the Management
 Incentive Stock Plan                     2,928,402          101,951            4,333         2,161,110

There was no other business to come before the meeting. The total number of shares present at the meeting in person or by proxy was 5,195,796 representing 88% of the shares outstanding, 5,922,973.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

Exhibits


The following documents were filed as exhibits with the form 8-K filed on February 8, 1996 and, accordingly, are incorporated here by reference.

Exhibit Reference

         (10) Material Contracts

                 Agreement of Purchase and Sale made and entered into to be effective December 29, 1995 by and between Registrant and St. James Partners, LTD.

                 7% Convertible Promissory Note in the amount of $2,500,000 dated Dated February 28, 1996 due February 28, 1997.

                 Security agreement dated February 28, 1996 executed in connection with the $2,500,000 Convertible Promissory Note.

                 Common Stock Purchase Warrant for 250,000 shares of the registrants common stock expiring January 1, 2001.

                 Common Stock Purchase Warrant for 400,000 shares of the registrants common stock expiring January 1, 2001.


The following items have been included as exhibits in filings by the Company in a previous year and, accordingly, are incorporated here by reference.

Exhibit Reference

         (3) Articles of incorporation and Bylaws of the Registrant, as amended.

         (10) Material Contracts

                 (a) Convertible subordinated notes due to Clark Estates, now paid in full.

                 (b) Subordinated debentures maturing in 1998.

                 (c)      Agreement dated December 3 1993, Addendum, Second
                                  Addendum, Third Addendum, Fourth Addendum and Fifth Addendum thereto by and between the Registrant and Citizens Fidelity Bank and Trust Company (now PNC Bank, Kentucky, Inc.), now expired.
Exhibit Reference


                 (d)      Purchase Agreement for certain assets formerly owned
                                  by Savannah Floral Services, Inc. dated March 10, 1994.

                 (e)      Note Payable to Andrew Williams dated March 10, 1994,
                                  now paid n full.

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

                 (i)      Loan to James H. West, Director, President and Chief
                                  Financial Officer, dated August 28, 1994.

                 (j)      Consulting agreement with David Harper of Ventura
                                  County California dated December 10, 1993.

                 (k)      Promissory Note to Citrus Bank dated August 31, 1995.

                 (l)      Operating lease agreement between Registrant and
                                  Alvin Wunderlich dated April 1995.

         (22) Subsidiaries of the Registrant

Filed herewith

         (27) Financial Data Schedule (For SEC use only).

Reports on Form 8-K

On February 8, 1996 the Company filed form 8-K with the Securities and Exchange Commission, announcing the issuance of a $2,500,000 Convertible Promissory Note bearing interest at seven percent per annum with a maturity date of February 28, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   Florafax International, Inc.


Date:    April 3, 1996                             James H. West
         -------------                             -------------
                                                   James H. West
                                                   President and Chief
                                                   Financial Officer