Form 10QSB
period 1996-05-31
FLORAFAX INTERNATIONAL INC
filed 1996-07-12
CIK 37525

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended  May 31, 1996
                                                 ------------

[ ] Transition Report Under Section 13 or 15(d)  of the Exchange Act

     For the transition period from _______________ to __________________

          Commission File Number:                             0-5531
                                  ----------------------------------

                        FLORAFAX  INTERNATIONAL,  INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                Delaware                                       41-0719035
        -------------------------------                     ---------------
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization                     Identification No.)

                 8075 20th Street, Vero Beach, Florida 32966
       -----------------------------------------------------------------------
                   (Address of principal executive offices)

                                 407-563-0263
                                 ------------
                         (Issuer's telephone number)


       ---------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X          NO___

The registrant had 6,022,973 shares of common stock, $0.01 par value, outstanding at May 31, 1996.

Transitional Small Business Disclosure Format (Check one):    Yes ;   No  X
                                                              -----   -----


                                    INDEX

PART I          FINANCIAL INFORMATION                                                                 Page No.
        Item 1.         Financial Statements (Unaudited):

                        Consolidated Balance Sheets
                        May 31, 1996 and August 31, 1995                                        1 - 2

                        Consolidated Statements of Income and
                           Accumulated Deficit
                          Three Months and Nine Months Ended
                             May 31, 1996 and May 31, 1995                                      3 - 4

                        Consolidated Statements of Cash Flows
                        Nine Months Ended May 31, 1996
                              and May 31, 1995                                                  5 - 6

                        Notes to Consolidated Financial Statements                              7 - 9

        Item 2.         Management's Discussion and Analysis of
                        Financial Condition and Results of Operations                           10 - 12

 PART II        OTHER INFORMATION

        Item 1.         Legal Proceedings                                                       13

        Item 2.         Changes in Securities                                                   13

        Item 3.         Defaults Upon Senior Securities                                         13

        Item 4.         Submission of Matters to a Vote of Security Holders                     13

        Item 5.         Other Information                                                       13

        Item 6.         Exhibits and Reports on Form 8-K                                        13 - 15

Signatures                                                                                      16

                          FLORAFAX INTERNATIONAL, INC.
                          Consolidated Balance Sheets

                                                                 (In Thousands)
ASSETS                                                     May 31             August 31
                                                            1996                1995
                                                         ------------         ----------
                                                         (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                  $3,824              $1,972
   Restricted cash and investments                                71                 566
   Accounts receivable:
                Members, less allowances of $547
                 at May 31, 1996 and $706 at
                 August 31, 1995                               1,609               1,289
                Charge card issuers                            1,226                 225
                Other                                             58                  34
                                                         -----------          ----------
                                                               2,893               1,548

   Prepaid and other assets                                       52                  31
                                                         -----------          ----------
                          TOTAL CURRENT ASSETS                 6,840               4,117

Property and equipment, at cost:
                Fixtures and equipment                           613               1,347
                Computer systems                                 587               1,114
                Communication systems                          1,268               1,516
                Leasehold improvements                            26                 311
                                                         -----------          ----------
                                                               2,494               4,288

                Accumulated depreciation
                   and amortization                            2,238               3,919
                                                         -----------          ----------
                                                                 256                 369

Other assets:
                Excess of cost over net assets
                   of acquired business                        1,995               1,995
                Other                                            284                 371
                                                         -----------          ----------
                                                               2,279               2,366
                                                         -----------          ----------
TOTAL ASSETs                                                  $9,375              $6,852
                                                         ===========          ==========



  See accompanying notes.
                                       1

                          FLORAFAX INTERNATIONAL, INC.
                          Consolidated Balance Sheets


                                                                   (In Thousands)
LIABILITIES AND STOCKHOLDERS' NET CAPITAL DEFICIENCY           May 31          August 31
                                                                1996              1995
                                                            ----------        ----------
                                                             (Unaudited)
CURRENT LIABILITIES:
   Current maturities of long-term debt                          2,508               466
   Accounts payable                                              5,242             3,919
   Accrued liabilities:
                Member benefits                                    168               150
                Other                                            1,402               980
                                                            ----------        ----------
                          TOTAL CURRENT LIABILITIES              9,320             5,515

Long-term debt, less current maturities:
   9 1/2% convertible subordinated notes                                           2,567
   Other                                                           348               467
                                                            ----------        ----------
                                                                   348             3,034
Membership security deposits                                        52                59
Unearned directory income                                           65
                                                            ----------        ----------
                          TOTAL LIABILITIES                      9,785             8,608

STOCKHOLDERS' NET CAPITAL DEFICIENCY:
      Preferred stock ($10 par value, 600,000
        shares authorized, none issued)
     Common stock - (par value $.01,
        18,000,000 shares authorized, 6,045,973 and 5,793,874
        issued at May 31, 1996 and August 31, 1995, respectively,
        6,022,973 and 5,770,874 outstanding at May 31, 1996
        and August 31, 1995, respectively                           61                58
    Additional paid-in capital                                   7,505             7,381
    Accumulated deficit                                         (7,976)           (9,195)
                                                            ----------        ----------
                TOTAL STOCKHOLDERS' NET CAPITAL
                   DEFICIENCY                                     (410)           (1,756)
                                                            ----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' NET
  CAPITAL DEFICIENCY                                            $9,375            $6,852
                                                            ==========        ==========

See accompanying notes.
                                       2

                         FLORAFAX INTERNATIONAL, INC.

           Consolidated Statements of Income and Accumulated Deficit
                     (In Thousands Except per Share Data)

                                           Three Months Ended             Nine Months Ended
                                        -------------------------   ----------------------------
                                           May 31        May 31        May 31         May 31
                                            1996          1995          1996           1995
                                        -------------  ----------   ----------     -------------
                                                             (Unaudited)
NET REVENUES:
  Member dues and fees                     $  538       $  508            $1,514       $1,483
  Floral and other order
    processing                              1,267          740             3,037        1,831
  Directory and advertising fees              362          371               954          965
  Charge card processing                      409          343             1,067        1,176
  Other revenue                                 2            9                39           26
                                           ------       ------            ------       ------
                                            2,678        1,969             8,611        5,481
EXPENSES:
  General and administrative                1,602        1,290             4,145        3,739
  Selling, advertising and promotion          190          142               562          409
  Directory publishing                        146          140               303          293
  Depreciation, amortization
    and retirements                           104           82               310          301
                                           ------       ------            ------       ------
                                            2,042        1,654             5,320        4,742
                                           ------       ------            ------       ------

OPERATING INCOME                              536          316             1,291          739

OTHER INCOME (EXPENSE):
  Interest expense                            (77)         (81)             (235)        (233)
  Other                                                     (3)                1
                                               31           33                77           34
  Interest income                          ------       ------            ------       ------
                                              (46)         (61)             (157)        (199)
                                           ------       ------            ------       ------

INCOME BEFORE TAXES AND EXTRAORDINARY ITEM $  490       $  264            $1,134       $  540

Income taxes                                   14                             40
                                           ------       ------            ------       ------
INCOME BEFORE EXTRAORDINARY ITEM              476          264             1,094          540

Extraordinary item (Gain on forgiveness of                                   125
  debt) less applicable income taxes       ------       ------            ------       ------
NET INCOME                                 $  476       $  264            $1,219       $  540

                                  (Continued)

                          FLORAFAX INTERNATIONAL, INC.
           Consolidated Statements of Income and Accumulated Deficit
                     (In Thousands Except Per Share Data)


                                             Three Months Ended              Nine Months Ended
                                             ------------------           -----------------------
                                              May 31     May 31               May 31    May 31
                                               1996       1995                 1996      1995
                                               ----       ----                 ----      ----
                                                               (Unaudited)
NET INCOME                                     $   476  $   264              $  1,219  $   540

Accumulated deficit at beginning of period      (8,452)  (9,626)               (9,195)  (9,902)
                                               -------  -------              --------  -------
ACCUMULATED DEFICIT AT END OF PERIOD            (7,976)  (9,362)               (7,976)  (8,362)
                                               =======  =======              ========  =======


Primary earnings per common share:

           Income before extraordinary item    $  0.07  $  0.05              $   0.16  $  0.09
           Extraordinary item                     0.00     0.00                  0.02     0.00
                                               -------  -------              --------  -------
         NET INCOME                            $  0.07  $  0.05              $   0.20  $  0.09
                                               =======  =======              ========  =======


Fully diluted earnings per common share:

           Income before extraordinary item    $  0.07  $  0.05              $   0.17  $  0.09
           Extraordinary item                     0.00     0.00                  0.02     0.00
                                               -------  -------              --------  -------
                                               $  0.07  $  0.05              $   0.19  $  0.09
         NET INCOME                            =======  =======              ========  =======



See accompanying notes.

                          FLORAFAX INTERNATIONAL, INC.
                     Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                                          Nine months ended
                                                                          May 31       May 31
                                                                          1996          1995
                                                                        ----------  ----------
                                                                             (Unaudited)
OPERATING ACTIVITIES
   Net income                                                               $1,219     $540

   ADJUSTMENTS TO RECONCILE NET INCOME
      TO NET CASH PROVIDED BY OPERATING ACTIVITIES

                  Depreciation, amortization, and retirements                  225      291
                  Provision for doubtful accounts                              193      191
                  Amortization of discount on debt                              24
                  Non cash compensation expense                                          37
                  Increase (decrease) in cash
                     flows due to changes in:
                        Accounts receivable                                 (1,538)  (1,029)
                        Prepaid and other assets                               (21)     (14)
                        Other assets                                            87       80
                        Accounts payable                                     1,323    1,776
                        Accrued liabilities                                    505      583
                        Unearned directory income                                        70
                        Membership security deposits                            (7)
                                                                            ------   ------
      Net cash provided by
        operating activities                                                 2,010    2,525

INVESTING ACTIVITIES
                        Capital expenditures                                  (112)    (156)
                        Release of restricted cash                             495
                                                                            ------   ------
                           Net cash (used in) provided by
                              investing activities                            $383    ($156)


                                 (Continued)

                          FLORAFAX INTERNATIONAL, INC.
                     Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                               Nine months ended
                                                              May 31         May 31
                                                               1996           1995
                                                            --------        -------
                                                                  (Unaudited)
FINANCING ACTIVITIES
            Proceeds from issuing debt                          2,500
            Proceeds from issuing stock                           127
            Reduction in bank overdraft                                      (1,065)
            Payments of debt                                   (3,168)         (100)
                                                            ---------      --------
               Net cash used in
                 financing activities                            (541)       (1,165)
                                                            ---------      --------
  NET INCREASE IN
    CASH AND CASH EQUIVALENTS                                   1,852         1,204

  Cash and cash equivalents
    at beginning of year                                        1,972           558
  CASH AND CASH EQUIVALENTS                                 ---------      --------
    AT END OF PERIOD                                           $3,824        $1,762
                                                            =========      ========


  Supplemental disclosures of
    cash flow information:
      Cash paid during the period for interest                   $245          $149
      Cash paid during the period for income tax                   $8
                                                            =========      ========

See accompanying notes.

                         FLORAFAX INTERNATIONAL, INC.
                  Notes to Consolidated Financial Statements
                        Nine Months Ended May 31, 1996


Note (1) Management's Opinion and Accounting Policies


The accompanying interim financial statements should be read in conjunction with the Florafax International, Inc. (the Company's) Form 10-KSB for the year ended August 31, 1995.

In the opinion of Management the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of May 31, 1996 and the consolidated results of operations and cash flows for the three and nine months ended May 31, 1996.

Included in the computation of earnings per share is the dilutive effect of outstanding warrants and options for the Company's common stock. The convertible promissory note discussed in Note 3 to the consolidated financial statements did not meet the test necessary to be considered a common stock equivalent. Consequently, the shares issuable upon conversion of the note have not been included in the calculation of earnings per share.

Historically, the Company's flowers-by-wire operation is seasonal in that its member florists send a much larger volume of orders during Thanksgiving, the Christmas season, Valentine's Day, Easter and Mother's Day. Therefore, the results of operations of an interim period may not necessarily be indicative of the results expected for a full year. In an effort to increase orders to member florists the Company continues to engage in non traditional campaigns through it's wholly owned subsidiary, The Flower Club (800 800 SEND). The Flower Club, Inc. was formed to generate additional orders by pursuing relationships with nationally recognized corporations. The Company engages in joint marketing campaigns with these corporations not only during holidays, but also during non seasonal periods in an effort to provide member florists with orders during slow periods of the year. Floral orders and handling fees generated through The Flower Club have become significant, representing 62% of gross floral order revenue for the nine months ended May 31, 1996 compared to 51% for the nine months ended May 31, 1995. Management expects orders generated by The Flower Club to continue to represent a significant portion of floral order revenue.

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

                         FLORAFAX INTERNATIONAL, INC.
                  Notes to Consolidated Financial Statements
                        Nine Months Ended May 31, 1996


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

Note (3) Current Maturities of Debt

On February 28, 1996 the Company issued to St. James Capital Partners, Ltd.
(St. James) a secured Convertible Promissory Note ("Note") in the amount of $2,500,000 bearing interest at seven percent per annum with a maturity date of February 28, 1997. The Note is convertible into common stock of the Company at a rate of $1.25 per share on certain terms and conditions contained in the Note.

The funds from the Note were used primarily to retire outstanding debt of the Company in the amount of $2,419,000 due to mature September 15, 1996. Prior to the funding of the Note the Company negotiated a discount on its debt in the amount of $125,000. This discount has been

                         FLORAFAX INTERNATIONAL, INC.
                  Notes to Consolidated Financial Statements
                        Nine Months Ended May 31, 1996


reported as an extraordinary gain in the Company's income statement for the nine months ended May 31, 1996.

In conjunction with the issuance of the Promissory Note the Company issued to St. James a total of 650,000 warrants to purchase Common Stock of the Company with an exercise price of $1.00 per share, on the terms and conditions contained in the warrants. St. James has also been granted certain registration rights for resale of the shares of common stock issuable upon exercise of the warrants. All of the warrants expire January 1, 2001. Proceeds attributable to the warrants, using an estimated fair value of $96,000, have been recorded as a discount to the Promissory Note with the credit to paid in capital. The discount is being amortized over the life of the note and is being accounted for using the effective method.

During the quarter ended May 31, 1996 $500,000 of the original Note and 130,000 warrants were transferred from St. James and were reissued in the name of SV Capital Partners, LP. The new $500,000 note and the 130,000 warrants were issued with the same terms and conditions contained in the original Note and warrants.

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

The funds from the Note were used primarily to retire outstanding debt of the Company in the amount of $2,419,000 due to mature September 15, 1996. Prior to the funding of the Note the Company negotiated a discount on its debt in the amount of $125,000. This discount has been reported as an extraordinary gain in the Company's income statement for the nine months ended May 31, 1996.

In addition, as discussed in Note 2, the Company is hopeful that they will reach a settlement with GTE/MR during the current year, which could provide an additional source of working capital. However, there is no guaranty that the Company will receive any funds as a result of the GTE/MR judgment.


For the nine months ended May 31, 1996 the Company reported a total increase in cash of $1,852,000 compared to an overall cash increase of $1,204,000 for the nine months ended May 31, 1995, leaving the Company with cash and cash equivalents of $3,824,000 at May 31, 1996 compared to cash of $1,762,000 at May 31, 1995.

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

                         FLORAFAX INTERNATIONAL, INC.
                   Management's Discussion and Analysis of
                 Financial Condition and Results of Operation


As discussed in Note 1 to the consolidated financial statements the Company continues to engage in non traditional campaigns through it's wholly owned subsidiary, The Flower Club (800 800 SEND). This has helped to improve the Company's cash flow as the majority of orders generated through The Flower Club are paid for by credit cards. This allows the Company to receive a significant amount of its funds within days after processing the transaction. For the quarter ended May 31, 1996 floral orders and handling fees generated through The Flower Club amounted to approximately $5,092,000 compared to $3,667,000 for the quarter ended May 31, 1995, an increase of 39%. For the nine months ended May 31, 1996 floral orders and handling fees generated through The Flower Club amounted to approximately $12,784,000 compared to $8,066,000 for the nine months ended May 31, 1995, an increase of 58%.

RESULTS OF OPERATIONS

General Comments

For the nine months ended May 31, 1996 the company is reporting net income (excluding extraordinary gain) of $1,094,000 compared to $540,000 for the nine months ended May 31, 1995. Net income (excluding extraordinary gain) for the nine months ended May 31, 1996 has already surpassed net income for the entire 1995 fiscal year by 55%. In addition, net income for the quarter ended
May 31, 1996 exceeded net income for the same period in the prior year by 80%. Total revenues increased by 31% during the quarter ended May 31, 1996 when compared to the same period in the prior year while operating expenses increased by only 23%. For the nine months ended May 31, 1996 total revenues increased by 21% when compared to the same period in the prior year while operating expenses increased by only 12%.

Net Revenues

Revenues from member dues and fees increased by six percent and two percent respectively for the quarter end nine month period ended May 31, 1996 when compared to the prior year. The main components of the increase in revenues were sign up fees for new accounts and fees charged to members who receive a disproportionate number of orders.

Floral order revenue increased by 71% and 66% for the quarter and nine months ended May 31, 1996, respectively, when compared to the same periods in the previous year. This increase is primarily a result of orders generated by The Flower Club. Orders and handling fees generated by The Flower Club increased by 39% and 58% for the quarter and nine months ended May 31, 1996, respectively, when compared to the same periods in the previous year. In addition, gross traditional orders were slightly greater, approximately 5% and 3%, respectively, for the quarter and nine months ended May 31, 1996 when compared to the same periods in the prior year.

                         FLORAFAX INTERNATIONAL, INC.
                   Management's Discussion and Analysis of
                 Financial Condition and Results of Operation


Over the past several quarters the Company has experienced several factors that have caused net revenue from charge card processing to decline, as follows. First, the Company lowered it's discount rate to be more competitive in certain markets. Second, the Company experienced an increase in the cost to clear credit card transactions as well as an increase in data capture and authorization fees. Third, certain credit card companies began settling credit card transactions directly with a segment of the Company's merchants, which eliminated the Companies ability to charge a discount rate on these transactions. Fourth, the Company no longer processes the credit card transactions for the Oklahoma State Treasurers office. Even though the company experienced an increase in the volume of charge card transactions for the nine months ended May 31, 1996, these factors more than offset the volume increase, causing a decline in revenue when compared to the prior year. However, for the quarter ended May 31, 1996 the Company is reporting an increase in net credit card processing revenues. The company is now generating higher gross revenues than in prior periods and is aggressively seeking out new credit card business. In addition, the Company has entered into a fee arrangement with its credit card sponsoring bank whereby the discount rate charged to the Company by the bank can only be increased to pass through fee increases by Visa and MasterCard. Management is cautiously optimistic that the amount of business currently being generated, the fixed fee structure with its sponsoring bank, and the current marketing efforts will more than offset the aforementioned factors which caused a decline in net revenues over the past several periods.

Expenses

Member support, general and administrative expenses increased by 24% and 11% for the quarter and nine months ended May 31, 1996, respectively, when compared to the same periods in the previous year. The main component of the increase was payroll and related benefits. The increase in payroll resulted primarily from two factors. First, there was an increase in labor necessary to handle to increased volume of orders generated by The Flower Club. Second, there were normal pay increases given to employees throughout the Company. In addition to payroll there were also increases in contract labor and equipment lease costs, which were also related to increased volumes in Flower Club orders. Other costs that were greater in 1996 include legal fees (related to refinancing the Company's debt and the filing of certain registration statements) and postage (related to the mailing of member materials resulting from an increase in membership sales).

Selling and advertising expenses increased for both the quarter and nine months ended May 31, 1996 when compared to the same period in the prior year. The main component of this increase was an increase in advertising costs. Now that the Company is operating at a profit management has begun to focus on increasing membership, which requires expenditures for advertising. It is anticipated that the Company will continue to incur advertising costs in an effort to increase membership.

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

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

Exhibit Reference

        (10) Material Contracts

                First Amendment to Agreement of Purchase and Sale of Agreement
                  between the Company and St. James Capital Partners, L.P.

The following items have been included as exhibits in filings by the Company in a previous period and, accordingly, are incorporated here by reference.

Exhibit Reference

        (3) Articles of incorporation and Bylaws of the Registrant, as amended.

Exhibit Reference

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

                (i) Loan to James H. West, Director, President and Chief
                                Financial Officer, dated August 28, 1994.

                (j) Consulting agreement with David Harper of Ventura County
                                California dated December 10, 1993.

                (k) Promissory Note to Citrus Bank dated August 31, 1995.

                (l) Operating lease agreement between Registrant and Alvin
                                Wunderlich dated April 1995.

                (m) Agreement of Purchase and Sale made and entered into to be effective December 29, 1995 by and between Registrant and St. James Partners, LTD.

Exhibit Reference

                (n) Convertible Promissory Note in the amount of $2,500,000 dated February 28, 1996 due February 28, 1997.

                (o) Security agreement dated February 28, 1996 executed in connection with the $2,500,000 Convertible Promissory Note.

                (p) Common Stock Purchase Warrant for 250,000 shares of the registrants common stock expiring January 1, 2001.

                (q) Common Stock Purchase Warrant for 400,000 shares of the registrants common stock expiring January 1, 2001.


        (22) Subsidiaries of the Registrant

Filed herewith

        (27) Financial Data Schedule  (For SEC use only).

        During the three months ended May 31, 1996, the Company has not filed any reports on Form 8-K.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Florafax International, Inc.


Date:    July l1, 1996                /S/ James H. West
         -------------                --------------------
                                      James H. West
                                      President and Chief
                                      Financial Officer