Form 10KSB
period 1996-08-31
FLORAFAX INTERNATIONAL INC
filed 1996-11-13
CIK 37525

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934 [Fee Required]

For the fiscal year ended                 August 31, 1996
                          ------------------------------------------------------
                                       or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                    to
                               ------------------    ---------------------------


Commission File Number             0-5531
                      ----------------------------------------------------------

                          Florafax International, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)
           Delaware                                            41-0719035
---------------------------------------------     ------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)
                   8075 20th Street, Vero Beach, Florida 32966
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)
Issuer's telephone number               (561) 563-0263
                          ------------------------------------------------------
Securities registered under Section 12(b) of the Exchange Act:  None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock par value of $.01
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              [X]  Yes  [ ]  No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                                                            [ ]
State issuers' revenues for its most recent fiscal year $10,299,000.
On October 10, 1996, the aggregate market value of the Common Stock based upon the average bid and asked prices as reported by the NASD held by nonaffiliates was approximately $17,446,000.
As of October 10, 1996, 8,209,727 common shares were outstanding.
                       Documents Incorporated by Reference
                                      None
Transitional Small Business Disclosure Format (Check One):  Yes      ; No     X
                                                               ------    -----

                          Florafax International, Inc.

                                      Index


                                                 Reference                                            Page
                                                 ---------                                            ----
PART I
       Item 1      Description of Business...........................................................    1
       Item 2      Description of Property...........................................................    4
       Item 3      Legal Proceedings.................................................................    5
       Item 4      Submission of Matters to a Vote of Security Holders...............................    6

PART II
       Item 5      Market for Common Equity and Related Stockholder
                      Matters........................................................................    7
       Item 6      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations and
                      Selected Financial Data........................................................    8

       Item 7      Financial Statements:
                      Report of Independent Certified Public Accountants.............................   15
                      Consolidated Balance Sheets....................................................   16
                      Consolidated Statements of Operations..........................................   18
                      Consolidated Statements of Changes in
                           Stockholders' Equity (Deficiency).........................................   20
                      Consolidated Statements of Cash Flows..........................................   21
                      Notes to Consolidated Financial Statements.....................................   23
       Item 8      Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure............................................   37

PART III
                   Items 9, 10, 11 and 12 are incorporated by reference to the
                   Company's definitive proxy statement, pursuant to Regulation
                   14A, which will involve the election of directors. However, if such definitive proxy statement is not filed with the
                   Securities and Exchange Commission within 120 days following
                   August 31, 1996, such items will be filed as an amendment to this Form 10-KSB under a cover of a Form 8 not later
                   than the end of the 120 day period................................................   38

       Item 13     Exhibits and Reports on Form 8-K..................................................   39



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

FLOWERS-BY-WIRE

The Company operates a flowers-by-wire business which enables Florafax member florists (independent owners) to send and deliver floral orders throughout the United States. Floral orders between florists are transacted primarily by telephone or by the Company's order allocation system.

The Company's order allocation system has the ability to distribute orders ratably to Florafax member florists. Once an order is taken, the system analyzes the area to ascertain which member florists will deliver to that location. The system then determines which florist should receive that order based on certain criteria. The most important of the distribution criteria is that all florists are to receive an equitable number of orders. Once the system determines which florist is to receive the order it is sent via facsimile or telephone. Management believes that the Company's order allocation system is presently the only system in the industry that is capable of distributing orders equitably to member florists.

Historically, floral orders have usually originated with one florist and were then filled by another florist. However, during the past two years the Company has been generating a significant portion of floral orders through its wholly owned subsidiary, The Flower Club. The Flower Club has arrangements with numerous nationally recognized companies which allows The Flower Club to generate orders by marketing directly to the customers of these companies. These orders do not require individuals to initiate the floral order at a flower shop. Instead, the consumer dials a toll free number and places the order at the Company's order entry department. These orders are then transmitted to member florists via the order allocation system.

Flowers-by-wire is the Company's primary business, accounting for 88% of net revenues in 1996, 85% in 1995 and 84% in 1994.

Florists, and their advertisements, are listed in the "Florafax Directory," which is published and distributed several times a year. The Company produces the "Florafax Directory," brochures, and sales and promotional materials for use by the Company and its member florists.

When a member florist sends a floral order, he or she selects another florist from the Florafax Directory near the desired point of delivery and contacts the selected florist by use of the telephone or fax machine. In the event a florist cannot find a fulfilling florist in the area they wish to send an order, they can call the Company's order entry department and the Company will place the order. The sending florist is paid by the customer for the purchase and the receiving (or fulfilling) florist is responsible for designing and delivering the flowers to the recipient, and will be paid by Florafax. The Company is capable of placing floral orders virtually anywhere in the world.

Member florists are on a "reporting plan" under which the sending florist, who collects the price of the flowers from the customer, normally pays the Company 80% of the sales price and the Company generally pays the receiving florist 71% of the sales price, retaining 9% for its processing services. Under this "reporting plan" the Company is normally not aware of the transaction until the receiving florist reports the order. Accordingly, accounting recognition of the revenue on floral shop to floral shop transactions does not normally occur until the order is reported to the Company. Included in floral order processing are revenues generated by The Flower Club. As more fully discussed in Management's Discussion and Analysis, these revenues have a significantly greater profit margin (before marketing expenses) when compared to traditional processing services. Consequently, net revenues from floral order processing have been much higher than 9%, and increase in proportion to Flower Club generated orders. Revenues and associated costs related to floral orders generated by The Flower Club are recorded in the month that the order was filled, as the revenue process is complete and the Company has the information needed to record the transaction.

A florist applying to become a Florafax member is evaluated to determine his or her ability to operate in accordance with the Company's rules and regulations, to provide a quality product and to comply with the credit policies established by the Company. Member florists are eligible to receive orders from, and send orders to, any other member.

The Company's flowers-by-wire operation is seasonal in that its member florists send a much higher volume of orders during Thanksgiving, Christmas, Valentine's Day, Easter and Mother's Day. In response to this seasonality and to generate additional business for its member florists, the Company formed The Flower Club to generate additional orders by pursuing relationships with nationally recognized corporations. The Company engages in joint marketing campaigns with these corporations not only during holidays, but also during nonseasonal periods in an effort to provide member florists with orders during slow periods of the year. Management expects the upward trend in orders from nontraditional campaigns to continue. No one Florafax member florist accounts for as much as 5% of the Company's annual flowers-by-wire revenue.

CREDIT AND CHARGE CARD PROCESSING

Through its wholly owned subsidiary, Credit Card Management System, Inc. (CCMS), the Company makes available to its members an electronic credit card and charge card processing system, FloraCash. FloraCash automatically provides authorization codes for each transaction and captures all the transaction data electronically, which can allow florists to receive frequent, automatic deposits directly to their bank accounts. FloraCash terminals and optional printers are sold or leased by the Company at competitive rates.

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

In March 1994, the Company incorporated The Flower Club, Inc. to generate additional orders for its member florists.

EMPLOYEES

As of August 31, 1996, the Company had approximately 150 employees of which 74 are full time.

COMPETITION

The flowers-by-wire industry is principally comprised of six companies. Because many florists subscribe to more than one flowers-by-wire service, competition is intense. Usage can be affected by the quality and cost of services offered by each company, promotional programs, industry reputation and traditional patterns of usage employed by the sending florist. The Company believes that its flowers-by-wire service is competitive in the industry.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's corporate headquarters were moved from Tulsa, Oklahoma, to Vero Beach, Florida, in 1994. The Company's primary computer operations and order entry system remain in Tulsa, Oklahoma. The Vero Beach facilities are leased under an operating lease agreement expiring March 1, 2000. The lease agreement requires monthly payments of $2,750, plus utilities and property taxes. The Tulsa facilities are leased under a three-year operating lease agreement expiring August 31, 1997. The lease agreement requires monthly payments of $9,650, which includes utilities.

As a result of the Company's growth in revenue, and to avoid using outside third parties to handle excess call volumes during the peak holiday periods, the Company has added an order entry center at its Vero Beach location. In addition, the Company is planning to expand this call center by adding an additional 7,000 square feet. Construction is scheduled to begin in fiscal 1997. The Company estimates the cost to expand the order entry center will be $400,000.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in the following proceedings and litigation:

In October 1989, Bellerose Floral, Inc. (Bellerose) of Bayside, N.Y., an affiliate of 800-FLOWERS, Inc., became a Florafax member florist, and Florafax agreed to provide certain telecommunication services to Bellerose for a fee. GTE Market Resources, Inc. (GTE/MR) was engaged by Florafax to provide order-entry services for Florafax and to customers of Florafax, including Bellerose.

In 1990, certain disputes arose among Florafax, Bellerose and GTE/MR regarding the services to be performed by GTE/MR. As a result, in 1990 Florafax filed an action in Tulsa County (Oklahoma) District Court against GTE/MR and Bellerose. Bellerose then filed an action in New York Federal Court against Florafax. Subsequently, Florafax and Bellerose settled their claims against each other. Florafax pursued its claim against GTE/MR for damages suffered as a result of GTE/MR's breach of the telecommunications service agreement. On November 23, 1993 a jury awarded Florafax $1,481,000 in net damages against GTE/MR.

GTE/MR appealed this case and posted bond with the Court in order to do so. On December 22, 1994 this case was assigned to the Oklahoma Court of Appeals by the Oklahoma Supreme Court. On April 4, 1995, the Court of Appeals of the State of Oklahoma released for publication its decision on the appeal filed by GTE/MR. The award to the Company of $743,117 for consequential damages was affirmed. To the extent that the Company was awarded lost profits for two years in the amount of $750,000, the judgment was reversed and remanded for a determination of lost profits as limited by Oklahoma law. The award to GTE/MR of a set-off amount of $88,750 for unpaid invoices was affirmed, a contractual rate of 18% per annum applied for pre-judgment interest was applied and the case remanded for a determination of an award of GTE's reasonable attorney's fees, expenses and other collection costs incurred in recovering the unpaid invoice amounts, but not their fees or expenses in defending against the claims of the Company or in pursuing other unsuccessful aspects of GTE/MR's counterclaim. The denial of the Company's request for attorney's fees was affirmed. The Company and GTE/MR have each petitioned the Oklahoma Supreme Court for writ of certiorari to review the portions of the Oklahoma Court of Appeals decision adverse to their respective interests, and both of the parties appeals have been granted. There are no assurances that the Company will obtain a favorable ruling from the Oklahoma Supreme Court.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders of the Company in the fourth quarter of fiscal 1996.

                                     PART II


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Florafax Common Stock is traded on the over-the-counter market, on a secondary listing service, referred to as the "bulletin board" by the National Association of Securities Dealers, Inc. (NASD), with a symbol of FIIF. The number of registered shareholders of Common Stock at October 16, 1996 was 1,264 based on information furnished by the Company's transfer agent. In addition, the Company believes that, at October 16, 1996, there were an additional 500 to 1,000 holders of Common Stock who held in "street" or "nominee" name, based on the number of proxies and annual reports requested by brokers, dealers, banks and voting trustees of which the Company is aware.

The table below sets forth by quarter for its fiscal years ended August 31, 1996 and 1995, the high and low bid prices for the Florafax Common Stock as reported by the NASD. The quotations represent prices in the over-the-counter market between dealers in securities, which prices are not necessarily representative of actual transactions, and do not include retail markups, markdowns or commissions.

                                                                      Bid Prices
                                                              ------------------------
                                                              High                 Low
                                                              ------------------------
                  1996
                      First quarter                       $   1-7/8        $     9/16
                      Second quarter                          1-3/4               3/4
                      Third quarter                          2-3/16             1-3/8
                      Fourth quarter                          2-3/8           1-11/16

                  1995
                      First quarter                       $    5/16        $     5/32
                      Second quarter                           7/16              5/32
                      Third quarter                            5/16              7/32
                      Fourth quarter                            3/4               1/4

On October 10, 1996, the closing bid quotation of Florafax Common Stock as reported by published financial sources was $2.125.

Florafax has never paid dividends on its Common Stock. Payment of dividends on its Common Stock in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's earnings, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND SELECTED FINANCIAL DATA

LIQUIDITY AND CAPITAL RESOURCES

For fiscal 1996, operating activities provided cash of $1,845,000, investing activities provided cash of $277,000 and financing activities used cash of $423,000, resulting in a net increase in cash of $1,699,000.

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

During 1996 and 1995, cash flows benefited significantly from orders generated by The Flower Club. All Flower Club orders are paid for by credit cards, which allows the Company to receive most of the money from these orders within days after processing the transaction. Gross floral orders and related handling fees generated by The Flower Club in 1996 were in excess of $15,400,000 (approximately 318,000 orders) which generated net revenues of $4,417,000. Gross floral orders and related handling fees generated by The Flower Club in 1995 were in excess of $10,100,000 (approximately 210,000 orders) which generated net revenues of $2,767,000.

During fiscal 1993, the Company began developing and marketing the FloraNet 5000 terminal. The FloraNet 5000 terminal is a point-of-sale credit card terminal that allows for florists to send and receive orders on the same terminal. The cost of developing the FloraNet 5000 terminal was approximately $73,000 in fiscal 1993.

During 1994, the Company completed the development of the FloraNet 5000 terminal. Expenditures related to development of the terminal amounted to approximately $41,000 in 1994. In addition, during 1994 the Company spent $312,000 purchasing and deploying the FloraNet 5000 terminals. The Company used $112,000 from operations and borrowed $200,000 to fund the purchase and deployment of the FloraNet 5000 terminals. This loan is secured by certain assets of the Company and is guaranteed by the Chairman of the Board. During September 1996 the Company repaid this loan in full.

During 1995, management analyzed the marketing program for the FloraNet 5000 terminals. The analysis indicated that the FloraNet 5000 terminals were not achieving the results that the Company had expected when the program was implemented. Consequently, after careful consideration the Company decided to discontinue further funding of the FloraNet 5000 program. During fiscal 1996, the Company terminated the FloraNet 5000 program in its entirety.

During 1996, the cost of computer systems declined as the Company retired certain fully depreciated computer hardware. Communication systems reflect a decline as well due to the termination of the FloraNet 5000 program, for which both software and hardware were retired. In addition, the Company wrote off fully depreciated leasehold improvements related to a portion of the Tulsa, Oklahoma, facility that is no longer in use.

During 1996, the Company continued making only necessary capital expenditures, spending $190,000 compared to $136,000 in 1995 and $394,000 in 1994. However, due to the increase in order volume and maintaining two separate order centers it became necessary for the Company to install a new order entry computer system. The new system allows for much faster processing of orders and is better suited for operating more than one order entry center. Of the $190,000 in capital expenditures incurred during 1996, $159,000 was spent on computer hardware and software.

On November 30, 1995, the Company restructured the outstanding $2,921,000 balance of its 9-1/2% convertible subordinated notes such that the notes would mature on September 15, 1996, except for $354,000 which was due December 31, 1995. Prior to the restructuring, the notes were to mature on June 30, 1996.

As more fully discussed in Note 2 to the consolidated financial statements, on February 28, 1996 the Company issued a $2,500,000 (face value) convertible promissory note bearing interest at 7%, maturing on February 28, 1997, plus warrants to acquire 650,000 shares of common stock of the Company. The proceeds of this 7% convertible promissory note were used to retire the outstanding balance of the 9-1/2% convertible subordinated notes. In connection with the repayment of the 9 1/2% notes, the Company negotiated a discount of $128,000, which was reported as an extraordinary gain. On August 30, 1996, the holder of the $2,500,000 convertible promissory note converted the note plus approximately $89,000 of accrued interest to 2,071,000 shares of common stock of the Company. In addition, the unamortized value of the warrants amounting to $97,000 was charged to interest expense upon conversion. However, the warrants which had an exercise price of one dollar per share remain unexercised.

In September of 1996, the Company repaid all but $80,000 of its long-term debt.

RESULTS OF OPERATIONS

GENERAL COMMENTS

The Company completed its most profitable fiscal year since 1983. The Company had operating income of $1,562,000 for 1996 compared to operating income of $952,000 in 1995 and $20,000 in 1994. Revenues for 1996 are up over the prior year in every category except one. Management attributes the increase in revenues to the Company's ability to generate orders through The Flower Club, while increasing its number of floral members as a result of providing quality service and maintaining the lowest dues structure in the industry.

NET REVENUES

Net revenues from member dues and fees during 1996 increased by 3% from 1995 compared to a 10% decline from 1994 to 1995. During 1996, the Company began to experience an increase in its dues-paying floral members. Dues-paying members at August 31, 1996 totaled 4,298 compared to 3,984 at August 31, 1995. Management believes that the increased number of orders the Company is providing to its members has assisted the Company in retaining its member florists as well as add new members.

Floral order processing revenue has experienced significant growth over the past three years, increasing by 68% from 1994 to 1995 and by 50% from 1995 to 1996. The increase is due to orders generated by The Flower Club. The Flower Club has established joint marketing campaigns with numerous nationally recognized companies which allows The Flower Club to market directly to the customers of these companies. Since its formation in 1994 The Flower Club has experienced considerable growth, generating floral orders and handling fees of approximately $15,400,000 during 1996, $10,100,000 during 1995 and $4,300,000 in 1994. The gross amount of floral orders recorded by the Company totaled $27,484,000 in 1996, $21,978,000 in 1995, and $18,731,000 in 1994. The average amount of each order reported to the Company by its members in 1996 increased to $41.24 (3.5% increase) compared to $39.83 (3.3% increase) in 1995 and $38.54 in 1994.

Directory and advertising fees generally fluctuate in connection with the number of dues paying member florists that belong to the Company's floral network at a given point in time. During 1995, the Company was experiencing a decline in its members causing directory and advertising fees to fall. However, during 1996 the Company began to see an increase in its members, which the Company believes is the reason that the decline in directory and advertising fees appears to have subsided.

Directory and advertising fees remained fairly constant in 1996 compared to 1995, while 1995 revenues experienced a decline when compared to 1994 revenues. As previously discussed, the increase in member florists has allowed the Company to increase or, in the case of directory and advertising fees, maintain the level of revenue experienced in the prior year. Management continues to engage in campaigns that encourage advertising by member florists.

Net revenues from charge card processing decreased by 4% from 1995 to 1996, compared to a 9% decrease from 1994 to 1995. The decline in revenues is a result of a combination of several factors. Gross charge cards dollars processed were $261,000,000 in 1996, $210,000,000 in 1995 and $161,000,000 in 1994. However,
the Company has had to lower the discount rate it charges customers to remain competitive. In addition, the Company has experienced an increase in cost from both the credit card companies themselves as well as a cost increase from its sponsoring bank.

The Company also earns revenue from the sale and lease of credit card terminals and printers. Sale and lease revenue amounted to $293,000 in 1996, $349,000 in 1995 and $389,000 in 1994.

EXPENSES

Member support, general and administrative expenses were $5,123,000 in 1996, compared to $4,553,000 in 1995. General and administrative expenses were higher in 1996 for several reasons. A significant reason for the 1996 increase was the need for additional personnel to handle the order revenue generated by The Flower Club, which increased by over 50% when compared to 1995. In addition, a portion of the increase is due to a general increase in salaries and related expenses. The Company also used only its own facilities during 1996 to place Flower Club orders, whereas in 1995 the Company contracted with certain third parties to handle excess order volume. Legal fees were higher than anticipated in 1996. In 1996 the Company restructured and later retired its primary debt, filed several registration statements, and explored a potential acquisition, all of which necessitated expenditures on legal fees. 1996 also had greater postage and freight expense than 1995 because of the Company's growing membership. For 1996, the Company did not experience an expected increase in telephone cost related to Flower Club orders because of a new telephone contract which reduced per minute phone cost on most Flower Club orders.

Member support, general and administrative expenses were $4,553,000 in 1995 compared, to $4,726,000 in 1994. The Company managed to decrease 1995 salaries and contract labor costs by $236,000 when compared to 1994. This is attributable to two primary factors. First, the Company restructured its management and consolidated certain departments thereby eliminating a number of personnel. Second, the Company hired more employees to place orders generated by The Flower Club, which eliminated a significant portion of its high cost contract labor that was incurred during 1994. In addition to lower salaries and contract labor, the Company also experienced a decrease in equipment lease and maintenance cost. This was primarily attributable to the conversion of the Company's outdated Sperry mainframe computer to an up-to-date, more efficient main frame. The Company also reduced its 1995 legal expense by $95,000 when compared to 1994. Even though the Company managed to reduce the aforementioned expenses, it did experience a significant increase in telephone expense during 1995. Telephone expense for 1995 increased by $308,000 over 1994 telephone expense, primarily as a result of the orders generated by The Flower Club.

Selling and advertising expenses have experienced a steady increase from 1994 to 1996. The primary cause for this increase are the marketing expenses associated with generating and maintaining The Flower Club order volume. The Flower Club expenses included in selling expenses are commissions paid to an outside marketing firm whose responsibilities include attracting and maintaining new clients, printing costs for marketing pieces provided to The Flower Club members which assist them when ordering through The Flower Club, and certain promotional floral arrangements.

The provision for doubtful accounts was $210,000, $173,000 and $413,000 for fiscal years 1996, 1995 and 1994, respectively. The primary reason for the 1996 increase over 1995 is the general increase in revenues during 1996. The primary reason for the decrease in 1995 provision for doubtful accounts when compared to 1994 is the orders generated by The Flower Club, which became substantial in 1995. These orders are paid for with credit cards which reduced potential collection problems associated with shop-to-shop orders.

Depreciation, amortization and retirements were $393,000, $490,000 and $427,000 for 1996, 1995 and 1994, respectively. Depreciation and amortization expense for 1995 is greater than 1994 due to a full year's worth of amortization in 1995, of intangible assets related to the Flower Club. While 1996 has this same Flower Club amortization, many of the Company's assets with remaining book value became fully or mostly depreciated in 1995, resulting in a lower expense for 1996. The Company expects depreciation and amortization to continue to decline in the upcoming year.

OTHER INCOME (EXPENSE)

Interest expense for 1996 is greater when compared to prior years due to a loan obtained in 1996 with terms necessitating the recording of a note discount. This discount was to be amortized to interest expense over the life of the note, which had an original maturity date of February 28, 1997. However, prior to year end this note was converted to common stock of the Company and, accordingly, the entire unamortized discount was recorded as interest expense at that time. See
Note 2 to the consolidated financial statements for a more complete discussion of this transaction.

Interest income has increased over the past three years resulting from the Companies improved operations, that provided funds which were maintained in interest-bearing accounts.

INCOME TAXES

The Company recorded a net income tax benefit in 1996 of $817,000 consisting of a current provision for federal alternative minimum taxes of $46,000 and a benefit of $863,000 related to the reduction of the valuation allowance established in prior years. At August 31, 1995, the full valuation allowance was provided on net deferred tax assets of $3,543,000 based upon the Company's history of losses over several years and the uncertainty surrounding the Company's ability to recognize such assets. During the year ended August 31, 1996, management reevaluated its historical losses, which no longer resulted in a net cumulative loss position over the current and preceding two years, and its projected future earnings, and reached the conclusion that it was more likely than not that some portion of the deferred tax asset would be realized. In light of the continuing presence of certain of the underlying uncertainties that originally gave rise to the valuation allowance, management estimated the portion that was more likely than not expected to be recognized amounted to the benefit that would be realized on one year's projected net income, or $863,000. The remaining valuation allowance at August 31,

1996 amounts to $2,152,000 related to net operating loss carryforwards, certain general business credits, depreciation and allowances for bad debts.

INFLATION

Over the past three years, inflation has not had a material effect on the Company's operations and is not anticipated to have an effect in the near future. A portion of the increase in the average dollar value of wire orders reported to the Company represents a response by florists to general price level increases.

SELECTED FINANCIAL DATA

                                            1996         1995          1994         1993         1992
                                         ------------------------------------------------------------
                                                     (In Thousands Except Per Share Amounts)
Selected income statement data:
     Net revenues                        $   10,299   $   8,449    $   7,567    $   7,164    $ 7,041
                                         =============================================================
     Net income (loss)                   $    2,262   $     707    $    (311)   $    (401)   $(2,317)
                                         =============================================================

     Primary earnings (loss) per share
                                         $    0.36    $    0.12    $   (0.06)   $   (0.08)   $ (0.45)
                                         =============================================================

Full diluted earnings (loss)
   per share                             $    0.35    $    0.12    $   (0.06)   $   (0.08)   $ (0.45)
                                         =============================================================


                                            1996         1995          1994         1993         1992
                                         ------------------------------------------------------------
                                                     (In Thousands Except Per Share Amounts)
Selected balance sheet data:
     Current assets                      $    5,686   $   3,733    $   2,847    $   2,610    $ 3,128
     Current liabilities                      5,198       5,131        5,259        4,270      4,982
     Working capital (deficiency)               488      (1,398)      (2,412)      (1,660)    (1,854)
     Total assets                             8,822       6,468        5,946        5,257      6,253
     Long-term debt, less
       current maturities                       334       3,034        3,142        3,007      3,026
     Stockholders' equity
       (deficiency)                           3,237      (1,756)      (2,215)      (2,209)    (1,843)


ITEM 7.  FINANCIAL STATEMENTS

               Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
Florafax International, Inc.

We have audited the accompanying consolidated balance sheets of Florafax International, Inc. as of August 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for each of the three years in the period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Florafax International, Inc. at August 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles.


                                                       /s/ Ernst & Young, LLP


Miami, Florida
October 7, 1996

                          Florafax International, Inc.

                           Consolidated Balance Sheets


                                                                     August 31
                                                              1996              1995
                                                             ------------------------
                                                           (In Thousands, Except Share
                                                                     Amounts)
ASSETS
Current assets:
    Cash and cash equivalents                                $3,671            $1,972
    Restricted cash                                              99                66
    Restricted investment                                      --                 500
    Accounts receivable:
       Members, less allowances of $532 at
          August 31, 1996 and $706 at August 31, 1995         1,202               905
       Charge card issuers                                      326               225
       Other                                                     73                34
                                                             ------------------------
                                                              1,601             1,164

    Deferred tax asset, net of allowance                        261              --
    Prepaid and other assets                                     54                31
                                                             ------------------------

Total current assets                                          5,686             3,733

Property and equipment, at cost:
    Fixtures and equipment                                    1,188             1,347
    Computer systems                                            670             1,114
    Communication systems                                       929             1,516
    Leasehold improvements                                       25               311
                                                             ------------------------
                                                              2,812             4,288
    Accumulated depreciation and amortization                 2,534             3,919
                                                             ------------------------
                                                                278               369
Other assets:
    Excess of cost over net assets of acquired
       business                                               1,995             1,995
    Deferred tax asset, net of allowance                        602              --
    Other                                                       261               371
                                                             ------------------------
                                                              2,858             2,366
                                                             ------------------------
Total assets                                                 $8,822            $6,468
                                                             ========================

See accompanying notes.

                          Florafax International, Inc.



                                                                                                 August 31
                                                                                     -----------------------------
                                                                                     1996                     1995
                                                                                       (In Thousands, Except Share
                                                                                                Amounts)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
  Current liabilities:
    Current maturities of long-term debt                                            $   79                   $  466
    Accounts payable                                                                 3,913                    3,535
    Accrued liabilities:
       Member benefits                                                                 170                      150
       Other                                                                         1,036                      980
                                                                                    -------------------------------
Total current liabilities                                                            5,198                    5,131

Long-term debt, less current maturities:
    9-1/2% convertible subordinated notes                                             --                      2,567
    Other                                                                              334                      467
                                                                                    -------------------------------
                                                                                       334                    3,034

Membership security deposits                                                            53                       59
                                                                                    -------------------------------
Total liabilities                                                                    5,585                    8,224

Stockholders' equity (deficiency):
    Preferred stock ($10 par value, 600,000 shares
       authorized at August 31, 1996 and 1995,
       respectively, none issued)                                                     --                       --
    Common stock ($.01 par value, 18,000,000
       shares authorized, 8,232,727 and 5,793,874 issued at August 31, 1996 and
       1995, respectively, 8,209,727 and 5,770,874 outstanding at August 31,
       1996 and 1995, respectively)                                                     83                       58
    Additional paid-in capital                                                      10,087                    7,381
    Accumulated deficit                                                             (6,933)                  (9,195)
    Treasury stock, at cost (23,000 shares)                                           --                       --
                                                                                    -------------------------------
Total stockholders' equity (deficiency)                                              3,237                   (1,756)
                                                                                    -------------------------------
Total liabilities and stockholders' equity (deficiency)                             $8,822                   $6,468
                                                                                    ===============================

See accompanying notes.

                          Florafax International, Inc.

                      Consolidated Statements of Operations


                                                                          Year ended August 31
                                                               1996             1995              1994
                                                           -------------------------------------------
                                                                (In Thousands Except Per Share Data)
Net revenues:
    Member dues and fees                                    $ 2,013            $1,953           $2,172
    Floral order processing                                   5,503             3,670            2,179
    Directory and advertising fees                            1,278             1,273            1,470
    Charge card processing                                    1,459             1,519            1,670
    Other revenue                                                46                34               76
                                                            ------------------------------------------
                                                             10,299             8,449            7,567
Expenses:
    Member support, general and
      administrative                                          5,123             4,553            4,726
    Selling, advertising and promotion                        2,629             1,912            1,585
    Provision for doubtful accounts                             210               173              413
    Directory publishing                                        382               369              396
    Depreciation, amortization and
      retirements                                               393               490              427
                                                            ------------------------------------------
                                                              8,737             7,497            7,547
                                                            ------------------------------------------
Operating income                                              1,562               952               20

Other income (expense):
    Interest expense                                           (361)             (309)            (315)
    Interest income                                             115                60                -
    Other                                                         1                 4               36
     Litigation costs and settlements                             -                 -              (52)
                                                            ------------------------------------------
                                                               (245)             (245)            (331)
                                                            ------------------------------------------
Income (loss) before income taxes and                         1,317               707             (311)
    extraordinary item

Income taxes:
   Current income tax expense                                   (46)                -                -
   Deferred income tax benefit                                  863                 -                -
                                                            ------------------------------------------
                                                                817

Income (loss) before extraordinary item                       2,134               707             (311)

Extraordinary item:
   Extraordinary gain from forgiveness
     of debt                                                    128                 -                -
                                                            ------------------------------------------
   Net income (loss)                                        $ 2,262           $   707          $  (311)
                                                            ==========================================
See accompanying notes.

                          Florafax International, Inc.


                                                                       Year ended August 31
                                                             1996              1995              1994
                                                           -------------------------------------------
                                                                (In Thousands Except Per Share Data)

Weighted average common and common equivalent
shares outstanding:
      Primary                                                6,279             5,777            5,532
      Fully diluted                                          6,375             5,872            5,532
Primary earnings (loss) per share:
    Income (loss) before extraordinary item
                                                           $  0.34           $  0.12          $ (0.06)
    Extraordinary gain from forgiveness
      of debt                                                 0.02              0.00             0.00
                                                           -------------------------------------------
    Net income (loss)                                      $  0.36           $  0.12           $(0.06)
                                                           ===========================================
Full diluted earnings (loss) per share:
    Income (loss) before extraordinary item
                                                           $  0.33           $  0.12           $(0.06)
    Extraordinary gain from forgiveness
      of debt                                                 0.02              0.00             0.00
                                                           -------------------------------------------
    Net income (loss)                                      $  0.35           $  0.12           $(0.06)
                                                           ===========================================

See accompanying notes.

                          Florafax International, Inc.

                      Consolidated Statements of Changes in
                        Stockholders' Equity (Deficiency)


                                            Common Stock
                                      -----------------------
                                       Number of                    Additional
                                         Shares          Par          Paid-In      Accumulated
                                      Outstanding       Value         Capital         Deficit        Total
                                                                  (In Thousands)
                                      ---------------------------------------------------------------------
Balance at August 31, 1993                5,499           $55          $7,327         $(9,591)     $(2,209)
   Issuance of common
     stock                                   50             1               4               -            5
   Relinquishment of common
     stock by a shareholder                 (23)            -               -               -            -
   Net loss                                   -             -               -            (311)        (311)
                                      ---------------------------------------------------------------------
Balance at August 31, 1994                5,526            56           7,331          (9,902)      (2,515)
   Issuance of common
     stock                                  245             2              50               -           52
   Net income                                 -             -               -             707          707
                                      ---------------------------------------------------------------------
Balance at August 31, 1995                5,771            58           7,381          (9,195)      (1,756)
   Issuance of common
     stock                                  368             4              41               -           45
   Issuance of warrants                       -             -              97               -           97
   Conversion of debt                     2,071            21           2,568               -        2,589
   Net income                                 -             -               -           2,262        2,262
                                      ---------------------------------------------------------------------
Balance at August 31, 1996                8,210           $83         $10,087         $(6,933)     $ 3,237
                                      =====================================================================

See accompanying notes.

                          Florafax International, Inc.

                      Consolidated Statements of Cash Flows


                                                                           Year ended August 31
                                                                  1996             1995            1994
                                                                  --------------------------------------
                                                                            (In Thousands)
OPERATING ACTIVITIES
Net income (loss)                                                 $2,262         $   707        $  (311)
Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
       Extraordinary gain from forgiveness
         of debt                                                    (128)              -              -
       Deferred income tax benefit                                  (863)              -              -
       Depreciation and amortization                                 391             490            423
       Equipment retirements                                           -               -              4
       Provision for doubtful accounts                               210             173            413
       Noncash compensation expense                                    -              62              -
       Amortization of discount on debt                               97               -              -
       Accrued interest converted in connection with
         debt conversion                                              89               -              -
       Changes in operating assets
         and liabilities:
           Accounts receivable                                      (647)              8            (79)
           Inventories                                                 -               -             65
           Prepaid and other assets                                  (23)             (1)            73
           Other assets                                                -               -            (87)
           Accounts payable                                          378             821             (4)
           Accrued liabilities                                        76             147            227
           Unearned directory income                                   -               -           (125)
           Membership security deposits                               (6)             (1)            (4)
                                                                  --------------------------------------
Net cash provided by operating activities                          1,836           2,406            595

INVESTING ACTIVITIES
Capital expenditures                                                (190)           (136)          (394)
Acquisition of certain assets                                          -               -           (100)
Decrease (increase) in restricted cash                               (33)            464           (451)
Sale (purchase) of restricted investment                             500            (500)             -
                                                                  --------------------------------------
Net cash provided by (used in) investing activities                  277            (172)          (945)

                          Florafax International, Inc.



                                                                           Year ended August 31
                                                                  1996            1995           1994
                                                                 -------------------------------------
                                                                          (In Thousands)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt
   and warrants                                                  $2,500         $   356          $200
Proceeds from issuing stock options
    and warrants                                                     45               -             5
Increase (reduction) in bank overdraft                                -          (1,065)          671
Payments of long-term debt                                       (2,959)           (111)          (75)
                                                                 -------------------------------------
Net cash (used in) provided by
    financing activities                                           (414)           (820)          801
                                                                 -------------------------------------
Net increase in cash and cash equivalents                         1,699           1,414           451

Cash and cash equivalents at beginning
    of year                                                       1,972             558           107
                                                                 -------------------------------------
Cash and cash equivalents at end of year                         $3,671          $1,972          $558
                                                                 =====================================

Supplemental disclosures of cash flow information:
       Cash paid during the year for interest                    $  317         $   310          $309
                                                                 =====================================

Supplemental financing noncash transaction:
    Conversion of long-term debt plus related
      accrued interest of $89 to common stock                    $2,589         $     -          $  -
                                                                 =====================================

See accompanying notes.

                          Florafax International, Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1996


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

(c) Restricted Cash and Investment

Restricted cash at August 31, 1996 and 1995 pertains to the Company's credit card processor agreement with the Company's credit card sponsoring bank totaling $99,000 and $31,000, respectively. Additionally, at August 31, 1995, restricted cash related to the Company's overdraft facility totaled $35,000.

At August 31, 1995, the restricted investment consisted of a $500,000 par value FNMA discount note which was held by a bank as collateral pursuant to an overdraft facility that expired on September 30, 1995. On August 31, 1995, the carrying value approximated the market value of the note. The FNMA discount note matured and was redeemed on September 8, 1995.

(d) Floral Orders

The flowers-by-wire service comprises the Company's primary business. The Company generates and distributes floral orders for its members and produces membership directories which are distributed to the members.

                          Florafax International, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Floral order processing net revenues are generally recorded upon receipt of a reporting document prepared by the florist who delivers the order to the ultimate recipient. In most instances the florist delivers the order prior to notifying the Company of the delivery. Net revenues represent gross amounts of floral orders and related fees charged by the florist who takes the order, less amounts due to the florist who ultimately fills the order. For floral orders taken directly from customers by the Company's order entry department, net revenues and related costs are recorded upon receipt of the order from the customer.

(e) Member Dues and Directory Advertising

Member dues, fees and advertising are billed monthly and recognized as income at that time. Billings for directories occur twice per year, while the actual directories are produced and distributed several times per year. Directory revenues are recognized as the directories are distributed.

(f) Recognition of Service and Collection Fees

The service and collection fees and interest income relating to accounts that have been canceled are not recognized as income until collected since collection is not certain.

(g) Concentration of Credit Risk

The Company's accounts receivables are concentrated in the floral wire service industry. Credit risk is inherent in the floral wire service industry. Consequently, to reduce this risk the Company reviews new member applications for credit worthiness. If a florist applying for membership does not meet certain credit standards the florists application for membership is usually declined. Once a florist has been accepted as a member, the account is monitored by accounts receivable analysts who maintain continuous direct contact with the florist. If the account becomes delinquent, the florist is turned over to a collection agency to begin immediate collection procedures.

                          Florafax International, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h) Property and Equipment Depreciation

The provisions for depreciation and amortization are computed using the straight-line method for financial reporting purposes with the following estimated useful lives:

                        Description                         Estimated Useful Lives
                  ----------------------------------------------------------------

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

At August 31, 1996 and 1995, the Company, in accordance with its policy, has analyzed the carrying value of its goodwill using an undiscounted cash flow approach, using expected future cash flows from operations. After reviewing the results and considering other qualitative factors, management is of the opinion that goodwill has not been impaired.

(j) Income Taxes

The Company accounts for income taxes using Financial Accounting Standard Board
(FASB) Statement No. 109, Accounting for Income Taxes. FASB Statement No. 109 requires the asset and liability method of accounting for income taxes. Under the asset and liability method of FASB Statement No. 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Under FASB Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recorded in income in the period that includes the enactment date.

                          Florafax International, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k) Weighted Average Number of Shares Outstanding

The weighted average number of shares outstanding is adjusted to recognize the dilutive effect, if any, of outstanding stock options and warrants and the weighted average conversion rights of convertible debt.

(l) Reclassification of prior year balances

In previous years, certain marketing expenses related to Flower Club revenues were recorded as a reduction of floral and other order processing revenues. The Company has reviewed the manner in which these expenses were reported and believes that a more appropriate and meaningful practice is to report these expenses in the selling, advertising and promotion line item in the consolidated statements of operations. The amount of these expenses were $1,901,000 in 1996, $1,403,000 in 1995 and $474,000 in 1994.

In addition, the balance sheet as of August 31, 1995 includes a reclassification in the amount of $384,000 for accounts payable to members which will be settled as a reduction of accounts receivable from these members.

(m) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(n) Impact of Recently Issued Accounting Standards

In March 1995, the FASB issued Statement 121, Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal year end August 31, 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

                         Florafax International, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In October 1995, the FASB issued Statement 123, Accounting for Stock-Based compensation, which provides an alternative to APB 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. This Statement allows for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion 25, Statement 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. These disclosure requirements are effective for fiscal years beginning after December 15, 1995, or upon initial adoption of the statement, if earlier. The Company continues to evaluate the provisions of Statement 123 and has not determined whether it will adopt the recognition and measurement provisions of that Statement, which the Company expects would result in increased compensation expense in future periods.

2. CONVERTIBLE SUBORDINATED AND OTHER DEBT

In July 1986, the Company issued $4,000,000 in 9-1/2% convertible subordinated notes (the "9-1/2% Notes") with an original maturity date of June 30, 1996. Interest on the 9-1/2% Notes was payable semiannually on June 30 and December
31. When issued, the notes were convertible into 888,888 shares of common stock at a conversion price of $4.50 per share. The 9-1/2% Notes were convertible at any time prior to maturity and were callable by the Company.

Under a restructuring agreement in December 1988, the Company exchanged $1 million of the 9-1/2% Notes for 627,451 shares of its common stock at an exchange price of $1.59 per share, which represented the average of the bid and asked prices of such common stock on November 1, 1988. The conversion price of the remaining 9-1/2% Notes outstanding was then reduced to $3.00 per share. Also, the Company agreed to redeem $1 million of the remaining 9-1/2% Notes from 50% of its net income beginning in 1989 and annually thereafter, until the $1 million is fully redeemed.

On November 30, 1995, the Company restructured the outstanding $2,921,000 balance of the 9-1/2% Notes such that they would mature on September 15, 1996, except for $354,000 which matured on December 31, 1995.

                          Florafax International, Inc.

2. CONVERTIBLE SUBORDINATED AND OTHER DEBT (CONTINUED)

On February 28, 1996, the Company issued a $2,500,000 secured convertible promissory note bearing interest at seven percent per annum with a maturity date of February 28, 1997 (the "7% Note"). The 7% Note was convertible into common stock of the Company at a rate of $1.25 per share on certain terms and conditions contained in the 7% Note.

The proceeds from the 7% Note were used to repay the 9-1/2% Notes due to mature September 15, 1996. In connection with the repayment of the 9-1/2% Notes the Company negotiated a discount of $128,000 which is reported as an extraordinary item in the consolidated statement of operations.

In conjunction with the issuance of the 7% Note, the Company issued warrants to purchase 650,000 shares of common stock of the Company with an exercise price of $1.00 per share, on terms and conditions contained in the warrants as well as certain registration rights for resale of the shares of common stock issuable upon exercise of the warrants. The warrants expire January 1, 2001. Proceeds attributable to the warrants, using an estimated fair value of $97,000, were recorded as a discount to the 7% Note with a credit to paid in capital. The discount was being amortized over the life of the 7% Note using the effective method.

On August 30, 1996, the 7% Note plus accrued interest was converted to 2,071,166 common shares of the Company. As a condition to the 7% Note conversion, certain Board members and other shareholders purchased all but 71,166 of the shares issued. As a result of the 7% Note conversion the unamortized balance of the 7% Note discount was charged to interest expense.

At August 31, 1996, other long-term debt includes:

A note payable to Citrus Bank in the amount of $333,000, with principal and interest payments due monthly bearing interest at ten percent maturing August 30, 2000, and guaranteed by the Chairman of the Board of Directors. On September 16, 1996, the Company repaid the note although classification in the accompanying financial statements remains long-term in accordance with the original terms. At August 31, 1996, long-term debt also includes a 5% subordinated debenture in the amount of $80,000 maturing in 1998 with interest payable annually on December 31.

                          Florafax International, Inc.

2. CONVERTIBLE SUBORDINATED AND OTHER DEBT (CONTINUED)

At August 31, 1995, other long-term debt includes:

A 5% subordinated debenture in the amount of $80,000, maturing in 1998 with interest payable annually on December 31, a note payable to Andrew W. Williams, Chairman of the Board, in the amount of $68,000, with principal and interest payments due monthly, bearing interest at 8-1/2%, maturing December, 1999, and three promissory notes due to Citrus Bank of Vero Beach, Florida aggregating $103,000, bearing interest ranging from prime plus one to prime plus two percent (9.75% to 10.75% at August 31, 1995), guaranteed by the Chairman of the Board. Principal and interest payments on the Citrus Bank notes are due monthly and vary depending on the interest rate, with the final payment due November 9, 1998.

A note payable to Citrus Bank in the amount of $216,000, with principal and interest payments due monthly, bearing interest at prime plus one percent (9.75% at August 31, 1995), maturing November 2000, guaranteed by the Chairman of the Board.

At August 31, 1995, the Company had available a $575,000 line of credit with PNC Bank. This line matured on September 15, 1995 and was collateralized by investments and cash totaling $535,000. The line of credit was terminated during 1996.

3. LEASES

Obligations of the Company for annual payments under various operating leases for buildings and equipment are as follows:

                                                Minimum
                                                 Lease
                                                Payments
                                               --------
                           1997                $204,000
                           1998                  83,000
                           1999                  67,000
                           2000                  26,000
                                               --------
                                               $380,000
                                               ========

                          Florafax International, Inc.

3. LEASES (CONTINUED)

Total rental expense for years 1996, 1995, and 1994 was $245,000, $242,000, and $367,000, respectively. Of these amounts, annual rentals for office facilities for years 1996, 1995 and 1994 were $116,000, $123,000, and $185,000, respectively. The Company's building lease for its Vero Beach location (annual rental $33,000) is with a relative of the Chairman of the Board of Directors.

4. CONTINGENCIES

In October 1989, Bellerose Floral, Inc. (Bellerose) of Bayside, N.Y., an affiliate of 800-FLOWERS, Inc., became a Florafax member florist, and Florafax agreed to provide certain telecommunications services to Bellerose for a fee. GTE/MR was engaged by Florafax to provide order-entry services to Florafax and to customers of Florafax, including Bellerose.

In 1990, certain disputes arose among Florafax, Bellerose and GTE/MR regarding the services to be performed by GTE/MR. As a result, in 1990 Florafax filed an action in Tulsa County (Oklahoma) District Court against GTE/MR and Bellerose. Bellerose then filed an action in New York Federal Court against Florafax. Subsequently, Florafax and Bellerose settled their claims against each other. Florafax pursued its claim against GTE/MR for damages suffered as a result of GTE/MR's breach of the telecommunications service agreement. On November 23, 1993 a jury awarded Florafax $1,481,000 in net damages against GTE/MR.

GTE/MR appealed this case and posted bond with the Court in order to do so. On December 22, 1994, this case was assigned to the Oklahoma Court of Appeals by the Oklahoma Supreme Court. On April 4, 1995, the Court of Appeals of the State of Oklahoma released for publication its decision on the appeal filed by GTE/MR. The award to the Company of $743,117 for consequential damages was affirmed. To the extent that the Company was awarded lost profits for two years in the amount of $750,000, the judgment was reversed and remanded for a determination of lost profits as limited by Oklahoma law. The award to GTE/MR of a set-off amount of $88,750 for unpaid invoices was affirmed, a contractual rate of 18% per annum applied for pre-judgment interest was applied and the case remanded for a determination of an award of GTE's reasonable attorney's fees, expenses and other collection costs incurred in

                          Florafax International, Inc.

4. CONTINGENCIES (CONTINUED)

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

5. STOCKHOLDERS' EQUITY

The Company has authorized a total of 600,000 shares of preferred stock with a par value of ten dollars. At August 31, 1996 and August 31, 1995, there were no shares of preferred stock issued.

The Company had an incentive stock option plan (the "Plan") under which both qualified and nonqualified options were granted to key management personnel and to members of the Board of Directors. There had been no activity in connection with the Plan for the fiscal years ended August 31, 1995 and 1994 and for the five months ended January 30, 1996. On January 30, 1996, the plan was terminated.

In November 1994, the Company granted options to purchase 300,000 shares of common stock at its fair market value on the date of grant ($0.20 per share) to certain officers and directors. As of August 31, 1996, all of these options had been exercised.

In February 1995, the Company granted options to purchase 100,000 shares of common stock at its fair market value on the date of grant ($0.25 per share) to certain marketing consultants of the Company. As of August 31, 1996, all of these options had been exercised.

                          Florafax International, Inc.

5. STOCKHOLDERS' EQUITY (CONTINUED)

On October 26, 1995, the Board of Directors adopted a Nonemployee Directors' Stock Option Plan ("Director Plan"), subject to shareholder approval. On January 30, 1996, the shareholders of the Company approved the Director Plan. Under the terms of the Director Plan each nonemployee director shall be granted an option to purchase 20,000 shares at fair market value as of the date the Director is elected as a Board member. After the initial grant to the directors, each director shall be granted additional options to purchase 20,000 shares upon each respective reelection to the Board of Directors. At August 31, 1996, 500,000 shares of the Company's common stock were authorized under the Director Plan, options covering 100,000 shares have been granted which expire on January 29, 2006. As of August 31, 1996, none of the options have been exercised.

On October 26, 1995, the Board of Directors adopted a Management Incentive Stock Plan ("Management Plan"), subject to shareholder approval. On January 30, 1996, the shareholders of the Company approved the Management Plan. Under the terms of the Management Plan, the Board of Directors, at their discretion, may grant options to purchase common shares of the Company to various employees of the Company. The maximum number of options which may be granted under the Management Plan is 500,000. At August 31, 1996, options covering 121,000 shares have been granted which expire on January 29, 2006. As of August 31, 1996, none of the options have been exercised.

Options granted to employees under the Management Plan vest 25% upon issuance with additional vesting of 25% after each year of continuous employment.

At August 31, 1996, options exercisable under the Management Plan totaled
30,250.

                          Florafax International, Inc.

5. STOCKHOLDERS' EQUITY (CONTINUED)

Information regarding stock options for years 1996, 1995 and 1994 is as follows:

                                                                       Exercise
                                                       Number            Price                 Total
                                                         of            Range Per              Exercise
                                                       Shares            Share                  Price
                                                       ------------------------------------------------
Shares under option at August 31,
   1996                                                221,000       $1.41 to $1.56          $  327,000
   1995                                                400,000        $.20 to $.25               85,000
   1994                                                -                   -                    -

Options granted during year ended
   August 31,
     1996                                              221,000       $1.41 to $1.56             327,000
     1995                                              400,000        $.20 to $.25               85,000
     1994                                              -                   -                    -

Options exercised during year
   ended August 31,
     1996                                              400,000        $.20 to $.25               85,000
     1995                                              -                   -                    -
     1994                                               50,000           $0.10                    5,000

Options expired or canceled
   during year ended August 31,
     1996                                              -                   -                    -
     1995                                              -                   -                    -
     1994                                               65,000           $1.60                  104,000


Options exercisable at August 31, 1996                 130,250

Shares reserved at August 31, 1996 for:
   Director stock option plan                          500,000
   Management stock option plan                        500,000
                                                     ---------
                                                     1,000,000
                                                     =========


                          Florafax International, Inc.

5. STOCKHOLDERS' EQUITY (CONTINUED)

During 1995, the Company granted a total of 245,000 shares of common stock to certain employees and marketing consultants of the Company. These grants were charged to expense based on the market price of the Company's stock on the date of the grant.

During fiscal 1994, the Company's Chairman relinquished to the Company at nominal cost 23,000 shares of common stock which are held in treasury.

6. INCOME TAXES

The Company recorded a net income tax benefit in 1996 of $817,000 consisting of a current provision for Federal alternative minimum taxes of $46,000 and a benefit of $863,000 related to the reduction of the valuation allowance established in prior years. At August 31, 1995, the full valuation allowance was provided on net deferred tax assets of $3,543,000 based upon the Company's history of losses over several years and the uncertainty surrounding the Company's ability to recognize such assets. During the year ended August 31, 1996, management reevaluated its historical losses, which no longer resulted in a net cumulative loss position over the current and preceding two years, and its projected future earnings and reached the conclusion that it was more likely than not that some portion of the deferred tax asset would be realized. In light of the continuing presence of some of the underlying uncertainties that originally gave rise to the valuation allowance, management estimated that it is more likely than not that it would realize a benefit of $863,000, based on the upcoming year's projected income. The remaining valuation allowance at August 31, 1996 amounts to $2,152,000 related to net operating loss carryforwards, certain general business credits, depreciation and allowances for bad debts.

Significant components of the Company's net deferred tax assets as of August 31, 1996 and 1995 are as follows (in thousands):

                                                                            1996              1995
                                                                       ----------------------------------

         Allowances for bad debts                                          $   184          $   256
         Accrued liabilities and other                                          87               95
         Depreciation and amortization                                         217              213
         Net operating losses                                                2,123            2,591
         General business credits                                              404              388
                                                                       ----------------------------------
                                                                             3,015            3,543
         Valuation allowance                                                (2,152)          (3,543)
                                                                       ==================================
                                                                           $   863        $       -
                                                                       ==================================


                          Florafax International, Inc.

7. FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate their fair values.

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

Long-term debt: The fair values of the Company's long-term debt are estimated using discounted cash flow analyses based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts reported in the balance sheet for long-term debt approximate their fair value.

8. ACQUISITIONS

On March 10, 1994, the Company purchased from Andy Williams, Chairman of the Board, certain assets, primarily trademarks and rights to telephone numbers, of Savannah Floral Services, Inc. ("Savannah"). Subsequent to the purchase of these assets they were transferred to The Flower Club, Inc. ("Flower Club"), a subsidiary of the Company. The acquisition cost consisted of a $105,000 note payable to Mr. Williams and the satisfaction of $193,000 of accounts receivable from Savannah. In addition, the former owner of Savannah has executed a consulting and noncompete agreement with Florafax.

9. BUSINESS SEGMENTS

The Company operates in two business segments: Flowers-by-wire services and charge card processing for member florists and charge care processing for customers not involved in the floral industry. Net revenues, operating income before and after allocating general and administrative expenses, identifiable assets, depreciation expense and capital expenditures for the two segments are provided for below:

                          Florafax International, Inc.


                                                      Year ended August 31
                                                1996          1995           1994
                                              ------------------------------------
Business Segments                                        (In Thousands)
Net revenues:
   Flowers-by-wire                            $ 9,041        $7,196        $ 6,335
   Charge card processing                       1,258         1,253          1,232
                                              ------------------------------------
                                              $10,299        $8,449        $ 7,567
                                              ====================================
Operating profit before allocation of
general and administrative expenses:
      Flowers-by-wire                         $ 5,587        $4,472        $ 3,792
      Charge card processing                    1,200         1,135            994
                                              ------------------------------------
                                              $ 6,787        $5,607        $ 4,786
                                              ====================================
Operating profit (loss) after allocation of
general and administrative expenses:
      Flowers-by-wire                         $ 2,176        $1,508        $   762
      Charge card processing                      233            90           (365)
                                              ------------------------------------
                                              $ 2,409        $1,598        $   397
                                              ====================================
Identifiable assets:
   Flowers-by-wire                            $ 3,737        $3,910        $ 4,144
   Charge card processing                         325           227            301
                                              ------------------------------------
                                              $ 4,062        $4,137        $ 4,445
                                              ====================================
Depreciation expense:
   Flowers-by-wire                            $   272        $  333        $   296
   Charge card processing                          19            55             91
                                              ------------------------------------
                                              $   291        $  388        $   387
                                              ====================================
Capital expenditures:
   Flowers-by-wire                            $   162        $   93        $   363
   Charge card processing                          28            43             25
                                              ------------------------------------
                                              $   190        $  136        $   388
                                              ====================================

10. FOURTH QUARTER ADJUSTMENTS

As more fully discussed in Note 6, the Company reduced its valuation allowance against deferred tax assets resulting in a deferred tax benefit of $863,000. This adjustment was recorded in the fourth quarter of the current fiscal year when all of the information upon which to make the estimate became available to management of the Company.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III


ITEMS 9, 10, 11, AND 12 ARE INCORPORATED BY REFERENCE TO THE COMPANY'S DEFINITIVE PROXY STATEMENT, PURSUANT TO REGULATION 14A, WHICH WILL INVOLVE THE ELECTION OF DIRECTORS. HOWEVER, IF SUCH DEFINITIVE PROXY STATEMENT IS NOT FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS FOLLOWING AUGUST 31, 1996, SUCH ITEMS WILL BE FILED AS AN AMENDMENT TO THIS FORM 10-KSB UNDER A COVER OF A FORM 8 NOT LATER THAN THE END OF THE 120-DAY PERIOD.

Item 13.    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

                                                                                               Page
(a)  1.  Financial Statements
         Included in Part II of this report:
            Report of Independent Certified Public Accountants                                  15
            Consolidated Balance Sheets at August 31, 1996 and 1995                             16
            Consolidated Statements of Operations for the years
                ended August 31, 1996, 1995 and 1994                                            18
            Consolidated Statements of Changes in Stockholders'
                Equity (Deficiency) for the years ended August 31, 1996, 1995 and 1994          20
            Consolidated Statements of Cash Flows for the years
                ended August 31, 1996, 1995 and 1994                                            21
            Notes to Consolidated Financial Statements                                          23



     3.  Exhibits
         Exhibit Reference

The following items pertain to this report and, accordingly, are filed herewith

         (11) Computation of per share earnings

         (23) Consent of Independent Certified Public Accountants

         (27) Financial Data Schedule (For SEC use only)

The following items have been included as exhibits in filings by the Company in a previous filing and, accordingly, are incorporated hereby reference.

Exhibit Reference

         (3) Articles of incorporation and Bylaws of the Registrant, as amended.

         (10) Material Contracts

               (a) Convertible subordinated notes due to Clark Estates maturing
                   June 30, 1996.

               (b) Subordinated debentures maturing in 1998.

               (c) Agreement dated December 3, 1993, Addendum, Second Addendum,
                   Third Addendum, Fourth Addendum and Fifth Addendum thereto by and between the Registrant and Citizens Fidelity Bank and Trust Company (now PNC Bank, Kentucky, Inc.).

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

               (n) Convertible Promissory Note in the amount of $2,500,000 dated
                   February 28, 1996 due February 28, 1997.

               (o) Security agreement dated February 28, 1996 executed in connection with the $2,500,000 Convertible Promissory Note.

               (p) Common Stock Purchase Warrants for 250,000 shares of the registrants common stock expiring January 1, 2001.

               (q) Common Stock Purchase Warrants for 400,000 shares of the registrants common stock expiring January 1, 2001.

         (22) Subsidiaries of the Registrant

(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of fiscal 1996.