Form 10QSB
period 1996-11-30
FLORAFAX INTERNATIONAL INC
filed 1997-01-13
CIK 37525

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB


(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended November 30, 1996
                                              -----------------

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

    For the transition period from                   to
                                   -----------------    -----------------

                   Commission File Number:               0-5531
                                           --------------------

                         FLORAFAX INTERNATIONAL, INC.
                         ----------------------------
      (Exact name of small business issuer as specified in its charter)

           Delaware                                              41-0719035
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                 8075 20th Street, Vero Beach, Florida 32966
--------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                 561-563-0263
                                 ------------
                         (Issuer's telephone number)

             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X    NO
    ---      ---

The registrant had 8,220,603 shares of common stock, $0.01 par value, outstanding at November 30, 1996.

Transitional Small Business Disclosure Format (Check one):  Yes    :   No    X
                                                            --------   -------

                                      INDEX

PART I          FINANCIAL INFORMATION                                                    PAGE NO.
       Item 1.    Financial Statements (Unaudited):

                  Consolidated Balance Sheets
                  November 30, 1996 and August 31, 1996                                  1-2

                  Consolidated Statements of Income and
                    Accumulated Deficit
                  Three Months Ended November 30, 1996
                    and November 30, 1995                                                3

                  Consolidated Statements of Cash Flows
                  Three Months Ended November 30, 1996
                    and November 30, 1995                                                4-5

                  Notes to Consolidated Financial Statements                             6-7

       Item 2.    Managements Discussion and Analysis of
                  Financial Condition and Results of Operations                          8-10

PART II         OTHER INFORMATION

       Item 1.    Legal Proceedings                                                      11

       Item 2.    Changes in Securities                                                  11

       Item 3.    Defaults Upon Senior Securities                                        11

       Item 4.    Submission of Matters to a Vote of Security Holders                    11

       Item 5.    Other Information                                                      11

       Item 6.    Exhibits and Reports on Form 8-K                                       11-13

Signatures                                                                               13


                         FLORAFAX INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS


ASSETS                                                 (IN THOUSANDS)
                                                   NOVEMBER 30   AUGUST 31
                                                      1996          1996
                                                   -----------   -----------
                                                   (Unaudited)
Current assets:
   Cash and cash equivalents                            $3,859        $3,671
   Restricted cash                                          82            99
   Accounts receivable:
        Members, less allowances of $562
        at November 30, 1996 and $532 at
        August 31, 1996                                    805         1,202
        Charge card issuers                                614           326
        Other                                              135            73
                                                   -----------   -----------
                                                         1,554         1,601

   Deferred tax asset, net of allowance                    271           261
   Prepaid and other assets                                207            54
                                                   -----------   -----------
                        TOTAL CURRENT ASSETS             5,973         5,686

   Property and equipment, at cost:
        Fixtures and equipment                           1,256         1,188
        Computer systems                                   701           670
        Communication systems                              929           929
        Leasehold improvements                              73            25
                                                   -----------   -----------
                                                         2,959         2,812

        Accumulated depreciation
          and amortization                               2,569         2,534
                                                   -----------   -----------
                                                           390           278

   Other assets:
        Excess of cost over net assets
          of acquired business                           1,995         1,995
        Deferred tax asset, net of allowance               627           602
        Other                                              230           261
                                                   -----------   -----------
                                                         2,852         2,858
                                                   -----------   -----------

Total assets                                            $9,215        $8,822
                                                   ===========   ===========



See accompanying notes.

                         FLORAFAX INTERNATIONAL, INC.
                         Consolidated Balance Sheets



LIABILITIES AND STOCKHOLDERS' EQUITY                                            (In Thousands)
                                                                        November 30             August 31
                                                                           1996                   1996
                                                                        -----------             ---------
                                                                        (Unaudited)
CURRENT LIABILITIES:
   Current maturities of long-term debt                                                           $    79
   Accounts payable                                                         $ 3,978                 3,913
   Unearned directory income                                                     84
   Accrued liabilities:
      Member benefits                                                           176                   170
      Other                                                                   1,252                 1,036
                                                                            -------               -------
                TOTAL CURRENT LIABILITIES                                     5,490                 5,198

Long term debt, less current maturities                                          80                   334

Membership security deposits                                                     52                    53
                                                                            -------               -------
                TOTAL LIABILITIES                                             5,622                 5,585


STOCKHOLDERS' EQUITY
   Preferred stock ($10 per value, 600,000
     shares authorized, none issued)
   Common stock - ($.01 per value, 18,000,000 shares
     authorized, 8,243,603 and 8,232,727 issued at
     November 30, 1996 and August 31, 1996, respectively,
     8,220,603 and 8,209,727 outstanding at November 30, 1996
     and August 31, 1996 respectively                                            83                    83
   Additional paid-in capital                                                10,098                10,087
   Accumulated deficit                                                       (6,588)               (6,933)
                                                                            -------               -------
                TOTAL STOCKHOLDERS' EQUITY                                    3,593                 3,237
                                                                            -------               -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 9,215               $ 8,822
                                                                            =======               =======


See accompanying notes.

                         FLORAFAX INTERNATIONAL, INC.
          Consolidated Statements of Income and Accumulated Deficit
                     (In Thousands Except per Share Data)



                                                                                    Three Months Ended
                                                                                ---------------------------
                                                                                November 30     November 30
                                                                                  1996             1995
                                                                                -----------     -----------
                                                                                        (Unaudited)
NET REVENUES:
   Member dues and fees                                                             $   511       $   470
   Floral and other order
      processing                                                                        991           934
   Directory and advertising fees                                                       303           295
   Charge card processing                                                               403           320
   Other revenue                                                                          4            24
                                                                                    -------       -------
                                                                                      2,212         2,043

EXPENSES:
   General and administrative                                                         1,172         1,120
   Selling, advertising and promotion                                                   602           524
   Directory publishing                                                                  91            77
   Depreciation, amortization and retirements                                            60           103
                                                                                    -------       -------
                                                                                      1,925         1,824
                                                                                    =======       =======

OPERATING INCOME                                                                        287           219
Other Income (expense):
   Interest Expense                                                                      (3)          (77)
   Other                                                                                  2             1
   Interest Income                                                                       28            20
                                                                                    -------       -------
                                                                                         27           (56)

INCOME BEFORE TAXES                                                                     314           163

Income tax expense (benefit)                                                            (31)            6
                                                                                    -------       --------
NET INCOME                                                                              345           157

Accumulated deficit at beginning of period                                           (6,933)       (9,195)
                                                                                    -------       --------
ACCUMULATED DEFICIT AT END OF PERIOD                                                $(6,588)      $(9,038)
                                                                                    =======       ========

Primary earnings per share                                                          $  0.04       $  0.03

Fully diluted earnings per share                                                    $  0.04       $  0.03


See accompanying notes.

                         FLORAFAX INTERNATIONAL, INC.

                    Consolidated Statements of Cash Flows

                                (In Thousands)


                                                         Three months ended
                                                      --------------------------
                                                      November 30    November 30
                                                         1996           1995
                                                      -----------    -----------
                                                             (Unaudited)

OPERATING ACTIVITIES
 Net income                                              $345           $157

 ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING ACTIVITIES

      Deferred income tax benefit                         (35)
      Depreciation, amortization, and retirements          35             75
      Provision for doubtful accounts                      46             40
      Increase (decrease) in cash
        flows due to changes in:
          Accounts receivable                               1           (340)
          Prepaid and other assets                       (153)          (122)
          Other assets                                     31             28
          Accounts payable                                 65            371
          Accrued liabilities                             306            198
          Membership security deposits                     (1)           (10)
                                                         ----           ----

 Net cash provided by
  operating activities                                    640            397

INVESTING ACTIVITIES
      Capital expenditures                               (147)           (40)
      (Increase) decrease in restricted cash               17            (11)
                                                         ----           ----

        Net cash used in
         investing activities                            (130)           (51)


                                 (Continued)

                         FLORAFAX INTERNATIONAL, INC.

                                (In Thousands)


                                                         Three months ended
                                                      --------------------------
                                                      November 30    November 30
                                                         1996           1995
                                                      -----------    -----------
                                                             (Unaudited)

FINANCING ACTIVITIES
      Proceeds from issuing stock                      $   11         $    5
      Payments of debt                                   (333)          (117)
                                                       ------         ------

       Net cash used in
        financing activities                             (322)          (112)
                                                       ------         ------

 NET INCREASE IN
  CASH AND CASH EQUIVALENTS                               188            234

 CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR                                  3,671          1,972
                                                       ------         ------
 CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                     $3,859         $2,206
                                                       ======         ======

 Supplemental disclosures of
  cash flow information:
   Cash paid during the period for interest            $    1         $   14
   Cash paid during the period for income tax          $   12         $    6
                                                       ======         ======

See accompanying notes.

                         FLORAFAX INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED NOVEMBER 30, 1996


NOTE (1) MANAGEMENT'S OPINION AND ACCOUNTING POLICIES

The accompanying interim financial statements should be read in conjunction with the Florafax International, Inc. (the Company's Form 10-KSB for the year ended August 31, 1996.

In the opinion of Management the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of November 30, 1996 and the consolidated results of operations and cash flows for the three months ended November 30, 1996. Certain income statement items, primarily in the floral order revenue and selling expense categories, have been reclassified to conform to current period presentation.

Included in the computation of earnings per share is the dilutive effect of outstanding warrants and options for the Company's common stock.

Historically, the Company's flowers-by-wire operation is seasonal in that its member florists send a much larger volume of orders during Thanksgiving, the Christmas season, Valentine's Day, Easter and Mother's Day. Therefore, the results of operations of an interim period may not necessarily be indicative of the results expected for a full year. In an effort to increase orders to member florists the Company continues to engage in non traditional campaigns through it's wholly owned subsidiary, The Flower Club, Inc. The Flower Club generates orders by pursuing joint marketing relationships with nationally recognized corporations. The Company engages in joint marketing campaigns with these corporations not only during holidays, but also during non seasonal periods in an effort to provide member florists with orders during slow periods of the year. Floral orders and handling fees generated through The Flower Club have become significant, representing 57% of gross floral order revenue for the quarter ended November 30, 1996 compared to 50% for the quarter ended November 30, 1995.

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

                         FLORAFAX INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED NOVEMBER 30, 1996

In 1990 certain disputes arose among Florafax, Bellerose and GTE/MR regarding the services to be performed by GTE/MR. As a result, in 1990, Florafax filed an action in Tulsa County (Oklahoma) District Court against GTE/MR and Bellerose. Bellerose then filed an action in New York Federal Court against Florafax. Subsequently, Florafax and Bellerose settled their claims against each other Florafax pursued its claim against GTE/MR for damages suffered as a result of GTE/MR's breach of the telecommunications service agreement. On November 23, 1993 a jury awarded Florafax $1,481,000 in net damages against GTE/MR.

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

                         FLORAFAX INTERNATIONAL, INC.
              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

Liquidity and Capital Resources

Cash on hand as of November 30, 1996 was $3,859,000, compared to $3,671,000 at August 31, 1996, and $2,206,000 at November 30, 1995. Due to the amount of cash on hand, during the quarter ended November 30, 1996 the Company retired $333,000 of its outstanding debt. As a result, the Company's long term debt at November 30, 1996 was only $80,000.

The Company continues to generate positive cash flow from operations. Cash provided by operations for the quarter ended November 30, 1996 was $640,000 compared to $397,000 for the quarter ended November 30, 1995.

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

As discussed in Note 1 to the consolidated financial statements the Company continues to engage in non traditional campaigns through it's wholly owned subsidiary, The Flower Club. This has helped to improve the Company's cash flow as the majority of orders generated through The Flower Club are paid for by credit cards. This allows the Company to receive its funds within days after processing the transaction. For the quarter ended November 30, 1996 floral orders and handling fees generated through The Flower Club amounted to approximately $3,170,000 compared to $2,650,000 for the quarter ended November 30, 1995, an increase of 20%.


RESULTS OF OPERATIONS

General Comments

The Company's profitability appears to be continuing in fiscal 1997, as net income for the quarter ended November 30, 1996 was $345,000 compared to $157,000 for the quarter ended November 30, 1995. Operating income for the quarter ended November 30, 1996 was $287,000 compared to $219,000 for the quarter ended November 30, 1995, an increase of 31%.

                          FLORAFAX INTERNATIONAL, INC.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Net Revenues

Revenues from member dues and fees increased by 9% for the quarter ended November 30, 1996 when compared to the same quarter in the prior year. This is primarily attributable to a growth in the number of member florists. The Company believes this growth in membership is due to the number of orders that the Company is providing to it's members and because the Company has the lowest dues in the industry.

Floral order revenues increased by 6% for the quarter ended November 30, 1996 when compared to the same period in the previous year. This increase is primarily a result of orders generated by The Flower Club.

Net revenues from credit card operations increased by 26% for the quarter ended November 30, 1996 when compared to the same quarter in the previous year. The primary reason for the increase was an increase in volume, as total dollars processed during the quarter ended November 30, 1996 were $69,824,000 compared to $56,387,000 for the quarter ended November 30, 1995.

Expenses

Member support, general and administrative expenses increased by 5% for the quarter ended November 30, 1996 when compared to the same quarter in the previous year. Payroll and related benefits increased by approximately $150,000 for the quarter ended November 30, 1996 when compared to the same quarter in the prior year. The payroll increase is primarily attributable to an increase in the number of personnel needed to handle the order volume generated by the Flower Club as well as general wage increases throughout the Company. Certain other expenses such as legal and accounting fees, as well as the cost of fax machines related to the Company's fax program, were also higher than the previous quarter last year. Conversely, the Company realized certain savings in the quarter ended November 30, 1996 when compared to the same period in the previous year. The Company's phone cost decreased by $104,000 for the quarter due to a new contract with the Company's long distance phone service carrier.
In addition, during the quarter ended November 30, 1996 the Company received an unexpected credit from it's long distance carrier in the amount of $47,000. This credit has been recorded as a reduction of general and administrative expenses.

Selling and advertising expenses increased by 15% for the quarter ended November 30, 1996 when compared to the same quarter in the previous year. The main component of this increase was an increase in commissions paid to an outside marketing firm whose responsibilities include attracting and maintaining Flower Club corporate partners. In addition, the Company also experienced an increase in advertising costs associated with the ongoing efforts to increase it's number of member florists.

Depreciation and amortization declined by 42% when compared to last year. Many of the Company's depreciable assets are becoming fully depreciated. In addition, a significant portion of the decline is a result of terminating the Floranet 5000 program in the last quarter of fiscal 1996. At the time this program was terminated all Floranet 5000 equipment and related software development costs were charged to expense.

Other income (expense)

Interest expense has been virtually eliminated during the quarter ended November 30, 1996. During the last quarter of fiscal 1996 the majority of the Company's debt was converted to equity, thereby eliminating the interest expense associated with this debt. In addition, shortly after year end the Company retired another $333,000 of debt, bringing the total long term debt of the Company to $80,000 as of November 30, 1996.

Income Taxes

The Company accounts for income taxes using Financial Accounting Standard Board Statement No. 109, Accounting for Income Taxes, which requires the asset and liability method of accounting for income taxes. Under the asset and liability method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Historically, the Company had provided the full valuation allowance on net deferred tax assets based on the Company's history of losses and the uncertainty surrounding the Company's ability to recognize such assets.
However, during the year ended August 31, 1996 the Company re-evaluated its historical losses, and its projected future earnings, and reached the conclusion that it was more likely than not that some portion of the deferred tax asset would be realized. At that time the valuation allowance was reduced resulting in a net deferred tax benefit. At November 30, 1996 the Company evaluated its projected future earnings in a manner consistent with the approach taken at August 31, 1996 and, as a result, recorded a net income tax benefit of $31,000. The Company believes that maintaining a portion of the valuation allowance is necessary for conservative purposes. The Company will continue to evaluate the valuation allowance based on current and projected future earnings and will make adjustments to the allowance based on the evidence and circumstances at that time.

                           PART II OTHER INFORMATION

Item 1. Legal Proceedings

For a summary of legal proceedings, reference is made to Item 3, Legal Proceedings, included in the Company's annual report on Form 10-KSB for the year ended August 31, 1996 and to Note 2 of the Notes to Consolidated Financial Statements included in this filing.

Item 2. Changes in Securities

       None

Item 3. Defaults Upon Senior Securities

       None

Item 4. The Submission of Matters to a Vote of Security Holders

       None

Item 5. Other Information

       None

Item 6. Exhibits and Reports on Form 8-K

The following agreements were entered into during this reporting period and, accordingly, are included with this filing:

Exhibit Reference

Exhibit 10 Construction agreement dated September 30, 1996 between Registrant and C.E. Block Architect of Vero Beach, Florida.

(27)        Financial Data Schedule (for SEC use only).

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

          (d) Purchase Agreement for certain assets formerly owned by Savannah Floral Services, Inc. dated March 10, 1994

          (e) Note Payable to Andrew Williams dated March 10, 1994

          (f) Promissory Note to Citrus Bank dated November 9, 1993

          (g) Promissory Note to Citrus Bank dated November 17, 1993

          (h) Promissory Note to Citrus Bank dated January 25, 1994

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


                                        Florafax International, Inc.


Date:  January 9, 1997                  /s/ James H. West
                                        -----------------
                                        James H. West
                                        President and Chief
                                        Financial Officer