Form 10QSB
period 1997-02-28
FLORAFAX INTERNATIONAL INC
filed 1997-04-02
CIK 37525

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended  February 28, 1997
                                                         -----------------

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

            For the transition period from                 to
                                           ---------------    ------------------

                       Commission File Number:                0-5531
                                              ----------------------

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

   -------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X   NO
   ---    ---

The registrant had 8,022,597 shares of common stock, $0.01 par value, outstanding at February 28, 1997.

Transitional Small Business Disclosure Format (Check one): Yes     ; No  X
                                                              -----    -----

                                     INDEX


PART I           FINANCIAL INFORMATION                                                        Page No.
                 ---------------------
         Item 1.          Financial Statements (Unaudited):

                          Consolidated Balance Sheets
                          February 28, 1997 and August 31, 1996                               1 - 2

                          Consolidated Statements of Income and
                             Accumulated Deficit
                          Three Months and Six Months  Ended February 28, 1997
                             and February 29, 1996                                            3 - 4

                          Consolidated Statements of Cash Flows
                          Six Months Ended February 28, 1997
                             and February 29, 1996                                            5 - 6

                          Notes to Consolidated Financial Statements                          7

         Item 2.          Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                       8 - 12

 PART II         OTHER INFORMATION
                 -----------------

         Item 1.          Legal Proceedings                                                   13

         Item 2.          Changes in Securities                                               13

         Item 3.          Defaults Upon Senior Securities                                     13

         Item 4.          Submission of Matters to a Vote of Security Holders                 13 - 14

         Item 5.          Other Information                                                   14

         Item 6.          Exhibits and Reports on Form 8-K                                    14 - 16

Signatures                                                                                    17

                          FLORAFAX INTERNATIONAL, INC.
                          Consolidated Balance Sheets

                                                                (IN THOUSANDS)
ASSETS                                                    FEBRUARY 28    AUGUST 31
                                                             1997           1996
                                                          ------------   ---------
                                                          (UNAUDITED)
CURRENT ASSETS:

 Cash and cash equivalents                                $      5,585   $   3,671

 Restricted cash                                                    77          99

 Accounts receivable:

        Members, less allowance of $468
        at February 28, 1997 and $532 at
        August 31, 1996                                          1,045       1,202

        Charge card issuers                                      1,060         326

        Other                                                       85          73
                                                          ------------   ---------

                                                                 2,190       1,601

 Deferred tax asset                                                271         261

 Prepaid and other assets                                          146          54
                                                          ------------   ---------

                 TOTAL CURENT ASSETS                             8,269       5,686

Property and equipment, at cost:

        Fixtures and equipment                                   1,241       1,188

        Computer systems                                           761         670

        Communication systems                                      971         929

        Leasehold improvements                                     267          25
                                                          ------------   ---------

                                                                 3,240       2,812

        Accumulated depreciation
         and amortization                                        2,611       2,534
                                                          ------------   ---------
                                                                   629         278
Other assets:

        Excess of cost over net assets
         of acquired business                                    1,995       1,995

        Defferred tax asset, net of allowance                      627         602

        Other                                                      118         261
                                                          ------------   ---------
                                                                 2,740       2,858
                                                          ------------   ---------

TOTAL ASSETS                                              $     11,638   $   8,822
                                                          ============   =========



See accompanying notes.

                          FLORAFAX INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                   (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY                         FEBRUARY 28    AUGUST 31
                                                                1997           1996
                                                             -----------    ---------
                                                             (UNAUDITED)
CURRENT LIABILITIES:

 Current maturities of long-term debt                                       $      79

 Accounts payable                                                  4,877        3,913

 Unearned directory income                                            28

 Accrued liabilities:

        Member benefits                                              183          170

        Other                                                      1,381        1,036
                                                             -----------    ---------

                 TOTAL CURRENT LIABILITIES                         6,469        5,198

 Long term debt, less current maturities                              80          334

 Membership security deposits                                         58           53
                                                             -----------    ---------

                 TOTAL LIABILITIES                                 6,607        5,585


 STOCKHOLDERS' EQUITY

     Preferred stock ($10 par value, 600,000
      shares authorized, none issued)

     Common stock - ($.01 par value, 70,000,000 shares
      authorized, 8,243,597 and 8,232,727 issued at
      February 28, 1997 and August 31, 1996, respectively,
      8,220,597 and 8,209,727 outstanding at February 28, 1997
      and August 31, 1996, respectively                               83           83

     Additional paid-in capital                                   10,098       10,087

     Accumulated deficit                                          (5,150)      (6,933)
                                                             -----------    ---------

        TOTAL STOCKHOLDERS' EQUITY                                 5,031        3,237
                                                             -----------    ---------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $    11,638    $   8,822
                                                             ===========    =========



 See accompanying notes.

                          FLORAFAX INTERNATIONAL, INC.
           Consolidated Statements of Income and Accumulated Deficit
                      (In Thousands Except per Share Data)

                                               Three Months Ended            Six Months Ended
                                            -------------------------    -------------------------
                                            February 28   February 29    February 28   February 29
                                               1997           1996          1997          1996
                                            -----------   -----------    -----------   -----------
                                                                  (Unaudited)
Net revenues:
   Member dues and fees                     $       624   $       507    $     1,134   $       976
   Floral and other order
      processing                                  1,915         1,764          2,923         2,698
   Directory and advertising fees                   353           296            656           593
   Charge card processing                           395           359            792           679
   Other revenue                                      8            13             12            37
                                            -----------   -----------    -----------   -----------
                                                  3,295         2,939          5,517         4,983
Expenses:
   General and administrative                     1,669         1,414          2,843         2,535
   Selling, advertising and promotion               950           806          1,561         1,330
   Directory publishing                              97            81            187           157
   Depreciation, amortization                        67           103            127           206
      and retirements
                                            -----------   -----------    -----------   -----------
                                                  2,783         2,404          4,718         4,228
                                            -----------   -----------    -----------   -----------
Operating income                                    512           535            799           755

Other income (expense):
   Interest expense                                  (1)          (80)            (4)         (158)
   Other                                            915                          916             1
   Interest income                                   45            26             74            46
                                            -----------   -----------    -----------   -----------
                                                    959           (54)           986          (111)
                                            -----------   -----------    -----------   -----------
Income before taxes and
   extraordinary item                       $     1,471   $       481    $     1,785   $       644

Income taxes                                         33            23              2            29
                                            -----------   -----------    -----------   -----------
Income before extraordinary item                  1,438           458          1,783           615


Extraordinary item                                                128                          128
                                            -----------   -----------    -----------   -----------
Net income                                  $     1,438   $       586    $     1,783   $       743





                                  (Continued)

                          FLORAFAX INTERNATIONAL, INC.
           Consolidated Statements of Income and Accumulated Deficit
                      (In Thousands Except per Share Data)

                                               Three Months Ended            Six Months Ended
                                            -------------------------    -------------------------
                                            February 28   February 29    February 28   February 29
                                               1997           1996          1997          1996
                                            -----------   -----------    -----------   -----------
                                                                  (Unaudited)
Net income                                  $     1,438   $       586    $     1,783   $       743

Accumulated deficit at beginning of period       (6,588)       (9,038)        (6,933)       (9,195)
                                            -----------   -----------    -----------   -----------
Accumulated deficit at end of period        $    (5,150)  $    (8,452)   $    (5,150)  $    (8,452)
                                            ===========   ===========    ===========   ===========

Primary earnings per common share:
        Income before extraordinary item    $      0.16   $      0.06    $      0.20   $      0.09
        Extraordinary item                                       0.02                         0.02
                                            -----------   -----------    -----------   -----------
     Net Income                             $      0.16   $      0.08    $      0.20   $      0.11
                                            ===========   ===========    ===========   ===========

Weighted average shares outstanding           8,737,000     6,993,000      8,707,000     6,671,000

Fully diluted  earnings per common share:
        Income before extraordinary item    $      0.16   $      0.06    $      0.20   $      0.09
        Extraordinary item                                       0.02                         0.02
                                            -----------   -----------    -----------   -----------
     Net Income                             $      0.16   $      0.08    $      0.20   $      0.11
                                            ===========   ===========    ===========   ===========

Weighted average shares outstanding           8,806,000     7,117,000      8,797,000     6,755,000


See accompanying notes.

                         FLORAFAX INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                          FEBRUARY 28   FEBRUARY 29
                                                              1997          1996
                                                          -----------   -----------
                                                                 (UNAUDITED)

OPERATING ACTIVITIES
 Net income                                               $     1,783   $       743

 Adjustments to reconcile net income
  to net cash provided by operating activities


        Depreciation, amortization, and retirements                76           150

        Provision for doubtful accounts                            99           103

        Deferred tax benefit                                      (35)

        Increase (decrease) in cash
          flows due to changes in:

             Accounts receivable                                 (688)       (1,147)

             Prepaid and other assets                             (92)          (78)

             Other assets                                         143            50

             Accounts payable                                     964         1,534

             Accrued liabilties                                   386           152

             Membership security deposits                           5           (10)
                                                          -----------     ---------


 Net cash provided by
   operating activities                                   $     2,641         1,497


INVESTING ACTIVITIES

        Capital expenditures                                     (427)          (53)

        Release of restricted cash                                 22           459
                                                          -----------     ---------
            Net cash (used in) provided by
              investing activities                        $      (405)    $     406


                                  (Continued)

                         FLORAFAX INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                          FEBRUARY 28   FEBRUARY 29
                                                             1997          1996
                                                          -----------   -----------
                                                                 (UNAUDITED)
FINANCING ACTIVITIES

        Proceeds from issuing debt                                            2,500

        Proceeds from issuing stock                                11            31

        Payments of debt                                         (333)       (3,057)
                                                          -----------   -----------

             Net cash used in
                 financing activities                            (322)         (526)
                                                          -----------   -----------

 Net increase in
   cash and cash equivalents                                    1,914         1,377

 Cash and cash equivalents
   at begining of year                                          3,671         1,972
                                                          -----------   -----------

 Cash and cash equivalents
   at end of period                                       $     5,585   $     3,349
                                                          ===========   ===========

 Supplemental disclosures of
  cash flow information:

         Cash paid during the period for interest         $         1   $       208

         Cash paid during the period for income tax       $        24   $         6
                                                          ===========   ===========




 See accompanying notes.

                         FLORAFAX INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED FEBRUARY 28, 1997


Note (1) Management's Opinion and Accounting Policies

The accompanying interim financial statements should be read in conjunction with the Florafax International, Inc. (the Company's) Form 10-KSB for the year ended August 31, 1996.

In the opinion of Management the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of February 28, 1997 and the consolidated results of operations and cash flows for the six months ended February 28, 1997.

Historically, the Company's flowers-by-wire operation is seasonal in that its member florists send a much larger volume of orders during Thanksgiving, the Christmas season, Valentine's Day, Easter and Mother's Day. Therefore, the results of operations of an interim period may not necessarily be indicative of the results expected for a full year. In an effort to increase orders to member florists the Company continues to engage in non traditional campaigns through it's wholly owned subsidiary, The Flower Club (800 800 SEND). The Flower Club, Inc. was formed to generate additional orders by pursuing relationships with nationally recognized corporations. The Company engages in joint marketing campaigns with these corporations not only during holidays, but also during non seasonal periods in an effort to provide member florists with orders during slow periods of the year. Floral orders and handling fees generated through The Flower Club are significant, representing 60% of gross floral order revenue for the six months ended February 28, 1997 compared to 56% for the six months ended February 29, 1996.

Note (2) Contingencies

Florafax International, Inc. vs. Bellerose Floral Inc. and GTE Market Resources Inc., et al.

During 1990 the Company filed a lawsuit against GTE Market Resources, Inc. (GTE/MR) for failure on the part of GTE/MR to fulfill certain contractual telecommunication services on behalf of Florafax. On November 23, 1993 a jury awarded Florafax $1,481,000 in net damages against GTE/MR. GTE/MR appealed the case and the case was ultimately ruled on by the Oklahoma Supreme Court. During the quarter ended February 28, 1997 the Oklahoma Supreme Court upheld the decision of the trial court, and ruled in favor of Florafax.

The Company's legal counsel tried this case on a contingency fee basis. The agreement between the Company and its legal counsel stipulated that the Company's attorneys were to receive 40% of the net proceeds if the case reached the appellate court. Consequently, during the quarter ended February 28, 1997 the Company received 60% of the ultimate proceeds, which amounted to $1,041,000.

                         FLORAFAX INTERNATIONAL, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash on hand as of February 28, 1997 was $5,585,000, compared to $3,671,000 at August 31, 1996, and $3,349,000 at February 29, 1996. Due to the amount of cash on hand, during the six months ended February 28, 1997 the Company retired $333,000 of its outstanding debt. As a result, the Company's long term debt at February 28, 1997 was only $80,000.

The Company continues to generate positive cash flow from operations. Cash provided by operations for the six months ended February 28, 1997 was $2,641,000 compared to $1,497,000 for the six months ended February 29, 1996. Included in the $2,641,000 generated during the six months ended February 28, 1996 were the proceeds from the GTE/MR judgment in the amount of $1,041,000 (as more fully discussed in note 2).

The Company is in the process of expanding its facilities in Vero Beach, Florida by approximately 8,000 square feet. The expansion is expected to be complete by April 1997. At the present time the Vero Beach facilities include the Company's headquarters and an order center capable of employing up to 50 telephone sales representatives. The expansion will provide for additional administrative and marketing offices and increase the call center to allow for up to 125 telephone sales representatives. The total cost of the expansion is estimated to be $425,000. As of February 28, 1997 the Company has expended approximately $240,000 on the building addition, and has used operating cash to fund the addition.

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

As discussed in Note 1 to the consolidated financial statements the Company continues to engage in non traditional campaigns through it's wholly owned subsidiary, The Flower Club (800 800 SEND). This has helped to improve the Company's cash flow as the majority of orders generated through The Flower Club are paid for by credit cards. This allows the Company to receive a significant portion of its funds within days after processing the transaction. For the six months ended February 28, 1997 floral orders and handling fees generated through The Flower Club amounted to approximately $8,947,000 compared to $7,662,000 for the six months ended February 29, 1996, an increase of 17%.

                         FLORAFAX INTERNATIONAL, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General Comments

Revenues are up in every material category for the six and three month periods ended February 28, 1997 when compared to the same periods in the previous year. Operating income for both the six and three month periods remained relatively constant when compared to the same periods in the previous year. Management explains that, due to the Company's sustained profitability and cash position (cash comprises nearly 50% of total assets as of February 28, 1997), the Company remained focused on long term growth and made certain expenditures, primarily in the marketing and personnel areas, to allow the Company to continue to increase revenues. The growth in floral order revenues over the last two years has been significant. The Company is committed to continuing this growth and, accordingly, has launched campaigns with new marketing partners. Many of these industries have little or no history in marketing floral arrangements through billing inserts. The ultimate success of such endeavors may not be known until after major floral sending holidays. As a result of adding new marketing partners and in an effort to take advantage of anticipated increased floral orders, the Company increased telephone order entry staff. While order volume was up (15% and 17% increase for the quarter and six months, respectively), the increase was not as significant as anticipated, resulting in excess staffing expense.

In addition, the Company continues to engage in it's current floral membership expansion program as well as expansion in the credit card processing business segment. There are a number of up front costs necessary to increase revenues in these areas. Consequently, the long term effect on operating income from these new florists and credit card merchants may not be recognized until future periods.

Net Revenues

Revenue from member dues and fees has increased for both the six and three month periods ended February 28, 1997 when compared to the same periods in the prior year. This increase is attributable to two revenue areas. First, there has been a slight increase in dues and also an increase in dues paying members. Second, there has been an increase in certain order fees resulting from increased order volume.

Floral order revenue increased by 9% and 8% for the quarter and six months ended February 28, 1997, respectively, when compared to the same periods in the previous year. This increase is primarily a result of orders generated by The Flower Club. Orders and handling fees generated by The Flower Club increased by 15% and 17% for the quarter and six months ended February 28, 1997, respectively, when compared to the same period in the previous year.

                         FLORAFAX INTERNATIONAL, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Net revenues from credit card operations increased by 10% and 17% for the quarter and six months ended February 28, 1997, respectively, when compared to the same periods in the previous year. This is due primarily to the increase in gross dollars processed.

Expenses

Member support, general and administrative expenses increased by 18% for the quarter ended February 28, 1997 when compared to the same quarter in the prior year. The primary component causing the increase was labor costs associated with the increase in The Flower Club orders. As previously mentioned the Company increased its order entry personnel in anticipation of a significant increase in order volume during the Christmas season and Valentines Day. Member support, general and administrative expenses increased by 12% for the six months ended February 28, 1997 when compared to the same period in the prior year. While labor costs associated with The Flower Club orders increased significantly, they were offset somewhat by a decrease in telephone expense due to a rate decrease from the Company's long distance carrier. This lower rate was in place for the entire six month period ending February 28, 1997, but was in place for only a portion of the six months ended February 29, 1996.

Selling and advertising expenses show an increase for both the quarter and six months ended February 28, 1997 when compared to the same period in the prior year. The increase is primarily attributable to expenses related to orders generated by The Flower Club. The main components of these increases were costs associated with producing and distributing flyers to customers of corporate partners and commissions paid to an outside marketing firm whose responsibilities include attracting and maintaining Flower Club corporate partners.

Depreciation and amortization declined significantly for both the quarter and six months ended February 28, 1997 when compared to the prior year. Many of the Company's depreciable assets have becoming fully depreciated. In addition, a significant portion of the decline is a result of terminating the Floranet 5000 program in the last quarter of fiscal 1996. At the time this program was terminated all Floranet 5000 equipment and related software development costs were charged to expense. At the present time the Company is expanding its operational facilities. Once the expansion is complete depreciation should be expected to increase as a result of depreciation on the building itself as well as the related furniture and equipment that will be used in the new facility.

Other income (expense)

Interest expense has been virtually eliminated during the quarter and six months ended February 28, 1997. During the last quarter of fiscal 1996 the majority of the Company's debt was converted to equity, thereby eliminating the interest expense associated with this debt. In addition, shortly after

                         FLORAFAX INTERNATIONAL, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

year end the Company retired another $333,000 of debt, bringing the total long term debt of the Company to $80,000 as of February 28, 1997.

The primary components of other income for the quarter and six months ended February 28, 1997 are as follows. First, during February 1997 the Company received the proceeds from the GTE/MR litigation in the amount of $1,041,000 (see note 2). Second, the Company terminated a consulting agreement with a marketing consultant in Westlake Village, California. At the time the agreement was terminated the Company charged to earnings $87,000 which had been capitalized at the time the agreement was entered into.

Income Taxes

The Company accounts for income taxes using Financial Accounting Standard Board Statement No. 109, Accounting for Income Taxes, which requires the asset and liability method of accounting for income taxes. Under the asset and liability method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Historically, the Company had provided the full valuation allowance on net deferred tax assets based on the Company's history of losses and the uncertainty surrounding the Company's ability to recognize such assets. However, during the year ended August 31, 1996 the Company re-evaluated its historical losses, and its projected future earnings, and reached the conclusion that it was more likely than not that some portion of the deferred tax asset would be realized. At that time the valuation allowance was reduced resulting in a net deferred tax benefit. For the quarter ended February 28, 1997 the Company has recorded income tax expense related primarily to alternative minimum tax. Based on facts and circumstances at February 28, 1997 it appears that the Company may have no material tax liability during the fiscal year ended August 31, 1997. Consequently, for the six months ended February 28, 1997 the Company has recorded no income tax expense other than alternative minimum tax. The Company will continue to evaluate the valuation allowance based on current and projected future earnings and will make adjustments to the allowance based on the evidence and circumstances at that time.

Forward-looking statements

When used in this report, the words "plan(s)", "intends(s)", "expect(s)", "feel(s)", "will", "may", "believe(s)", "anticipate(s)", and similar expressions are intended to identify forward-looking statements. The events described in such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect

                         FLORAFAX INTERNATIONAL, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the report, as well as the Company's periodic reports of Form 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  The Submission of Matters to a Vote of Security Holders

An annual meeting of the shareholders of the Company was held on January 28, 1997 pursuant to notice of the meeting and the proxy statement for the annual meeting first mailed on or about December 11, 1996 to all shareholders of record as of November 29, 1996.

The meeting was held:

1) To elect six directors;

2) To consider and vote upon a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 18,000,000 to 70,000,000; and

3) To transact such other business as may properly come before the meeting or any adjournment or postponement thereof.

The following individuals were nominated as directors and were the only nominees submitted to the shareholders. The number of shares voted and those withheld from each such nominee are listed below:

                                                   FOR               WITHHELD
                                                   ---               --------
T. Craig Benson                                    7,682,080         5,744
Solomon O. Howell, Jr.                             7,682,080         5,744
William E. Mercer                                  7,682,080         5,744
James H. West                                      7,682,080         5,744
Andrew W. Williams                                 7,681,893         5,931
Kenneth G. Puttick                                 7,682,080         5,744

There were no abstentions or broker non votes.

Other matters submitted to a vote by the shareholders are shown below, along with the votes for and against each matter.

                                                                                   BROKER
                                                   FOR      AGAINST    ABSTAIN     NON VOTES
                                                   ---      -------    -------     ---------
To amend the Company's Certificate of
Incorporation to increase the number of
authorized common shares from
18,000,000 to 70,000,000                     7,433,608      248,862      4,792           562

There was no other business to come before the meeting. The total number of shares present at the meeting in person or by proxy was 7,687,824 representing 94% of the shares outstanding, 8,220,597.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

         (27) Financial Data Schedule (for SEC use only).

The following items have been included as exhibits in filings by the Company in a previous filing and, accordingly, are incorporated here by reference.

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

Exhibit Reference

                 (m) Agreement of Purchase and Sale made and entered into to be effective December 29, 1995 by and between Registrant and St. James Partners, LTD. 7% Convertible Promissory Note in the amount of $2,500,000 dated Dated February 28, 1996 due February 28, 1997.


                 (n) Security agreement dated February 28, 1996 executed in connection with the $2,500,000 Convertible Promissory Note.

                 (o) Common Stock Purchase Warrant for 250,000 shares of the registrants common stock expiring January 1, 2001.

                 (p) Common Stock Purchase Warrant for 400,000 shares of the registrants common stock expiring January 1, 2001.

         (22) Subsidiaries of the Registrant

Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter of fiscal 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Florafax International, Inc.


Date: April 2, 1997                        /s/ James H. West
                                           ----------------------------
                                           James H. West
                                           President and Chief
                                           Financial Officer