Form 10QSB
period 1997-05-31
FLORAFAX INTERNATIONAL INC
filed 1997-07-14
CIK 37525

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                  For the quarterly period ended May 31, 1997

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

      For the transition period from _______________ to __________________

                  Commission File Number:                0-5531

                          FLORAFAX INTERNATIONAL, INC.
                          ----------------------------
       (Exact name of small business issuer as specified in its charter)

             Delaware                                          41-0719035
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

                   8075 20th Street, Vero Beach, Florida 32966
                    (Address of principal executive offices)

                                  561-563-0263
                                  ------------
                          (Issuer's telephone number)


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

The registrant had 7,788,622 shares of common stock, $0.01 par value, outstanding at May 31, 1997.

Transitional Small Business Disclosure Format (Check one): Yes    ; No X

                                     INDEX

PART I   FINANCIAL INFORMATION
         ---------------------

                                                                                Page No.
                                                                                --------
         Item 1.           Financial Statements (Unaudited):

                           Consolidated Balance Sheets
                           May 31, 1997 and August 31, 1996                       1-2

                           Consolidated Statements of Income and
                              Accumulated Deficit
                           Three Months and Nine Months Ended May 31, 1997
                                and May 31, 1996                                  3-4


                           Consolidated Statements of Cash Flows
                           Nine Months Ended May 31, 1997
                                and May 31, 1996                                  5-6

                           Notes to Consolidated Financial Statements             7-8

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations          9-13

 PART II OTHER INFORMATION
         -----------------
         Item 1.           Legal Proceedings                                       14

         Item 2.           Changes in Securities                                   14

         Item 3.           Defaults Upon Senior Securities                         14

         Item 4.           Submission of Matters to a Vote of Security Holders     14

         Item 5.           Other Information                                       14

         Item 6.           Exhibits and Reports on Form 8-K                      14-16

                           Signatures                                              17

                          FLORAFAX INTERNATIONAL, INC.
                           Consolidated Balance Sheets

                                                                (IN THOUSANDS)
ASSETS                                                       MAY 31     AUGUST 31
                                                              1997         1996
                                                          -----------------------
                                                          (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                   $ 4,645      $ 3,671
Restricted cash                                                  77           99
Accounts Receivable:
         Members, less allowances of $491
         at May 31, 1997 and $532 at
         August 31, 1996                                      1,306        1,202
Charge card issuers                                           1,986          326
Other                                                            85           73
                                                            --------------------
                                                              3,377        1,601

Deferred tax asset                                              271          261
Prepaid and other assets                                        130           54
                                                            --------------------
                           TOTAL CURRENT ASSETS               8,500        5,686

Property and equipment, at cost:
         Fixtures and equipment                               1,249        1,188
         Computer systems                                       784          670
         Communication Systems                                1,035          929
         Leasehold improvements                                 504           25
                                                            --------------------
                                                              3,572        2,812

         Accumulated depreciation
         and amortization                                     2,659        2,534
                                                            --------------------
                                                                913          278

         Excess of cost over net assets
         of acquired business                                 1,995        1,995
         Deferred tax asset, net of allowance                   654          602
         Other                                                  104          261
                                                            --------------------
                                                              2,753        2,858

                               TOTAL ASSETS                  12,166        8,822
                                                            ====================


See accompanying notes

                          FLORAFAX INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                               (IN THOUSANDS)
                                                             MAY 31    AUGUST 31
                                                              1997        1996
                                                          -----------------------
                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
Current maturities of long-term debt                                    $     79
Accounts payable                                               5,682       3,913
Accrued expenses                                               1,616       1,036
Unearned directory income                                         95
Member benefits                                                  192         170
                                                            --------------------
                  TOTAL CURRENT LIABILITIES                    7,585       5,198

Long term debt, less current maturities                           80         334
Membership security deposits                                      58          53
                                                            --------------------
                  TOTAL LIABILITIES                            7,723       5,585

STOCKHOLDERS' EQUITY
         Preferred stock ($10 par value, 600,000 shares
         authorized, none issued)
         Common stock - ($.01 par value, 70,000,000
         shares authorized, 8,243,597 and 8,232,727
         issued at May 31, 1997 and August 31, 1996,
         respectively, 7,788,622 and 8,209,727
         outstanding at May 31, 1997 and August 31, 1996,
         respectively                                             83          83
         Additional paid-in capital                           10,098      10,087
         Treasury stock, 454,975 shares at cost               (1,343)
         Accumulated deficit                                  (4,395)     (6,933)
                                                            --------------------

TOTAL STOCKHOLDERS' EQUITY                                  $  4,443    $  3,237
                                                            --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 12,166    $  8,822
                                                            ====================


See accompanying notes

                          FLORAFAX INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                       ------------------         -----------------
                                        MAY 31     MAY 31          MAY 31    MAY 31
                                         1997       1996            1997      1996
                                       ------------------         -----------------
                                                        (Unaudited)
NET REVENUES:
Member dues and fees                   $   637    $   538         $ 1,771   $ 1,514
Floral and other order
Processing                               2,079      1,916           5,002     4,643
Directory and advertising fees             372        362           1,028       954
Charge card processing                     413        386           1,204     1,037
Other revenue                                6          2              18        39
                                       --------------------------------------------
                                         3,507      3,204           9,023     8,187

EXPENSES:
General and administrative               1,670      1,614           4,514     4,150
Selling and advertising                    974        804           2,535     2,133
Directory publishing                       101        146             288       303
Depreciation, amortization and
retirements                                 64        104             191       310
                                       --------------------------------------------
                                         2,809      2,668           7,528     6,896
                                       --------------------------------------------
OPERATING INCOME                           698        536           1,495     1,291

OTHER INCOME (EXPENSE)
Interest expense                            (1)       (77)             (5)     (235)
Other                                        1                        919         1
Interest income                             57         31             131        77
                                       --------------------------------------------
                                            57        (46)          1,045      (157)

INCOME BEFORE TAXES AND
EXTRAORDINARY ITEM                     $   755    $   490         $ 2,540   $ 1,134
Income taxes                                           14               2        40
                                       --------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM           755        476           2,538     1,094
Extraordinary item                                                              125
                                       --------------------------------------------
NET INCOME                             $   755    $   476         $ 2,538   $ 1,219


See accompanying notes

                          FLORAFAX INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                              ------------------                -----------------
                                             MAY 31        MAY 31              MAY 31       MAY 31
                                              1997          1996                1997         1996
                                              ------------------                -----------------
                                                                    (Unaudited)
NET INCOME:                                $      755    $      476          $    2,538   $    1,219
Accumulated deficit at
beginning of period                            (5,150)       (8,452)             (6,933)      (9,195)
                                           ---------------------------------------------------------
ACCUMULATED DEFICIT AT
END OF PERIOD                              $   (4,395)   $   (7,976)         $   (4,395)  $   (7,976)
                                           ---------------------------------------------------------

Primary earnings per common share:
Income before extraordinary item           $     0.09    $     0.07          $     0.29   $     0.18
Extraordinary item                                                                              0.02
                                           ---------------------------------------------------------

NET INCOME                                 $     0.09    $     0.07          $     0.29   $     0.20
                                           =========================================================

WEIGHTED AVERAGE SHARES OUTSTANDING         8,655,000     6,503,000           8,685,000    6,211,000

Fully diluted earnings per common share:
Income before extraordinary item           $     0.09    $     0.07          $     0.29   $     0.17
Extraordinary item                                 --            --                  --         0.02
                                           ---------------------------------------------------------

NET INCOME                                 $     0.09    $     0.07          $     0.29   $     0.19
                                           =========================================================

WEIGHTED AVERAGE SHARES OUTSTANDING         8,740,000     6,526,000           8,800,000    6,292,000


See accompanying notes

                          FLORAFAX INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             NINE MONTHS ENDED
                                                            MAY 31       MAY 31
                                                             1997         1996
                                                             -----------------
                                                                (Unaudited)
OPERATING ACTIVITIES
         Net income                                        $ 2,538      $ 1,219

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING
ACTIVITIES

 Depreciation, amortization, and retirements                   150          225
 Provision for doubtful accounts                               162          193
 Deferred Income Taxes                                         (62)
 Amortization of discount on debt                                            24
Increase (decrease) in cash
flows due to changes in:
         Accounts receivable                                (1,938)      (1,538)
         Prepaid and other assets                              (76)         (21)
         Other Assets                                          157           87
         Accounts payable                                    1,769        1,323
         Accrued liabilities                                   697          505
         Membership security deposits                            5           (7)
                                                           --------------------
         NET CASH PROVIDED BY
         OPERATING ACTIVITIES                                3,402        2,010

INVESTING ACTIVITIES
         Capital expenditures                                 (785)        (112)
         Release of restricted cash                             22          495
                                                           --------------------
         NET CASH (USED IN) PROVIDED BY
         INVESTING ACTIVITIES                              $  (763)     $   383


See accompanying notes


                                  (CONTINUED)

                          FLORAFAX INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             NINE MONTHS ENDED
                                                            MAY 31       MAY 31
                                                             1997         1996
                                                             -----------------
                                                               (Unaudited)
FINANCING ACTIVITIES
         Proceeds from issuing debt                                       2,500
         Purchases of treasury stock                        (1,343)
         Proceeds from issuing stock                            11          127
         Payments of debt                                     (333)      (3,168)
                                                           --------------------

         NET CASH USED IN
         FINANCING ACTIVITIES                               (1,665)        (541)
                                                           --------------------

 NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                              974        1,852
         Cash and cash equivalents
         at beginning of year                                3,671        1,972
                                                           --------------------

         CASH AND CASH EQUIVALENTS
         AT END OF PERIOD                                  $ 4,645        3,824
                                                           ====================

         SUPPLEMENTAL DISCLOSURES OF
         CASH FLOW INFORMATION:

         Cash paid during the period for interest          $     1      $   245
         Cash paid during the period for
         Income tax                                        $    52      $     8
                                                           ====================




See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note (1) Management's Opinion and Accounting Policies

The accompanying interim financial statements should be read in conjunction with the Florafax International, Inc. (the Company's) Form 10-KSB for the year ended August 31, 1996.

In the opinion of Management the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of May 31, 1997 and the consolidated results of operations and cash flows for the nine months ended May 31, 1997. Certain income statement items have been reclassified to conform to current period presentation.

Historically, the Company's flowers-by-wire operation is seasonal in that its member florists send a much larger volume of orders during Thanksgiving, the Christmas season, Valentine's Day, Easter and Mother's Day. Therefore, the results of operations of an interim period may not necessarily be indicative of the results expected for a full year. In an effort to increase orders to member florists the Company continues to engage in non traditional campaigns through it's wholly owned subsidiary, The Flower Club (800-800 SEND). The Flower Club was formed to generate additional orders by pursuing relationships with nationally recognized corporations. The Company engages in joint marketing campaigns with these corporations not only during holidays, but also during non-seasonal periods in an effort to provide member florists with orders during slow periods of the year. Floral orders and handling fees generated through The Flower Club are significant, representing 62% of gross floral order revenue for the nine months ended May 31, 1997 compared to 57% for the nine months ended May 31, 1996.

Note (2) Contingencies
Florafax International, Inc. vs. Bellerose Floral Inc. and GTE Market Resources Inc., et al.

During 1990 the Company filed a lawsuit against GTE Market Resources, Inc. (GTE/MR) for failure on the part of GTE/MR to fulfill certain contractual telecommunication services on behalf of Florafax. On November 23, 1993 a jury awarded Florafax $1,481,000 in net damages against GTE/MR. GTE/MR appealed the case and the case was ultimately ruled on by the Oklahoma Supreme Court. During the current fiscal year the Oklahoma Supreme Court upheld the decision of the trial court, and ruled in favor of Florafax.

The Company's legal counsel tried this case on a contingency fee basis. The agreement between the Company and its legal counsel stipulated that the Company's attorneys were to receive 40% of the net proceeds if the case reached the appellate court. Consequently, during the nine months ended May 31, 1997 the Company received 60% of the ultimate proceeds, which amounted to $1,041,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note (3) Pending Accounting Changes

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FASB 128"), which establishes standards for computing and presenting earnings per share, FASB 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to fully diluted earnings per share. The standard is effective for financial statements for periods ending after December 15, 1997, with earlier application not permitted.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company's sustained profitability has allowed the Company to generate significant cash flows. Cash provided by operating activities was $3,402,000 (including a lawsuit settlement of $1,041,000, as discussed in note 2) for the nine months ended May 31, 1997 compared to $2,010,000 for the nine months ended May 31, 1996. Cash and cash equivalents at May 31, 1997 were $4,645,000 compared to $3,671,000 at August 31, 1996 and $3,824,000 at May 31, 1996.

As a result of the significant cash flows during the current year the Company decided to use the cash to improve operations and increase shareholder value, as discussed in the following three paragraphs.

First, during the first quarter of 1997 the Company retired $333,000 of long term debt bearing interest at 10%, thereby eliminating nearly all interest expense of the Company. This 10% interest rate was well in excess of the short-term rates the Company could obtain if it chose to hold and invest this cash.

Second, at the end of the third quarter of 1997 the Company completed the expansion of its headquarters in Vero Beach, Florida. The cost of the expansion was approximately $500,000. The expansion provides for additional administrative and marketing offices, and increases the call center to allow for nearly 150 telephone sales representatives.

Third, as previously reported to the public, the Company began repurchasing shares of it's own common stock in an effort to increase shareholder value. As of May 31, 1997 the Company had 454,975 shares of it's own common stock held in treasury, at a cost of $1,343,000. The Company may from time to time purchase additional shares of it's own common stock.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

This has helped to improve the Company's cash flow as the majority of orders generated through The Flower Club are paid for by credit cards. This allows the Company to receive a significant portion of its funds within days after processing the transaction.

RESULTS OF OPERATIONS

General Comments

Revenues are up in every material category for the nine and three month periods ended May 31, 1997 when compared to the same periods in the previous year. Total net revenues are up 9% and 10% for the quarter and nine months ended May 31, 1997, respectively, when compared to the same periods in the prior year. Operating income increased 30% for the quarter and 16% for the nine months ended May 31, 1997.

Net Revenues

Revenue from member dues and fees has increased for both the nine and three-month periods ended May 31, 1997 when compared to the same periods in the prior year. This increase is attributable to two revenue areas. First, there has been a slight increase in dues as well as an increase in dues paying members. Second, there has been an increase in certain order fees resulting from increased order volume.

Floral order revenue is up for both the quarter and nine months compared to the same periods last year. The increase is attributable primarily to an increase in Flower Club revenues and also revenues generated by the Talking Bouquet, a new product introduced by the Company in the current year. During the third quarter of 1996 the Company produced new selection guides for it's floral membership. These selection guides are produced only once every four or five years. The effect of the selection guides was to increase net order revenue in 1996. Had these selection guides not been produced in 1996 the Company would have experienced an even greater increase in current year revenues when compared to the previous year.

Net revenues from credit card operations increased for both the quarter and nine months ended May 31, 1997 when compared to the same periods in the prior year. The increase is due to increased dollar volumes processed. The increase in credit card dollar volumes processed actually exceeds the increase in the net revenue because the Company has had to lower its discount rate in certain industries to remain competitive. Management believes the Companies current pricing strategy allows the company to remain fairly competitive in the industries the Company services.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Advertising and directory fees increased for both the quarter and nine months ended May 31, 1997 when compared to the same periods in the prior year. This is due primarily to an increase in members. However, during the third quarter of the prior year the Company published two directories compared to only one being published in the third quarter of the current year, resulting in greater directory revenues being recorded in the prior year.

Expenses

Member support, general and administrative expenses increased for both the quarter and nine months ended May 31, 1997 when compared to the prior year. The primary component of the increase was labor costs associated with the increased Flower Club order volume. While labor costs associated with Flower Club orders increased, they were offset somewhat by a decrease in telephone expense due to a rate decrease from the Company's long distance carrier.

Selling and advertising expenses increased for both the quarter and nine months ended May 31, 1997 when compared to the prior year. There are two main reasons for the increase. First, the Company has increased its sales staff in order to continue to grow its floral membership. Second, the Company paid higher marketing commissions and printing costs related to Flower Club volume in 1997 when compared to 1996.

Directory publishing expense was greater for both the quarter and nine months ended May 31, 1996 when compared to the same periods this year. This is a result of publishing two directories in the third quarter of 1996 compared to only one directory in the third quarter of 1997.

Depreciation and amortization declined significantly for both the quarter and nine months ended May 31, 1997 when compared to the prior year. Many of the Company's depreciable assets have become fully depreciated. In addition, a significant portion of the decline is a result of terminating the Floranet 5000 program in the last quarter of fiscal 1996. At the time this program was terminated all Floranet 5000 equipment and related software development costs were charged to expense. In addition, during the second quarter of 1997 the Company wrote off the remaining balance of a consulting agreement, thereby eliminating any further amortization related to this contract. This charge to earnings is included in other income, not depreciation and amortization. The Company has recently completed the expansion of its headquarters in Vero Beach, Florida. Now that the expansion is complete depreciation should be expected to increase as a result of depreciation on the building itself as well as the related furniture and equipment that is now being used in the new facility.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Other income (expense)

Interest expense has been virtually eliminated during the quarter and nine months ended May 31, 1997. During the last quarter of fiscal 1996 the majority of the Company's debt was converted to equity, thereby eliminating the interest expense associated with this debt. In addition, shortly after year-end the Company retired another $333,000 of debt, bringing the total long-term debt of the Company to $80,000 as of May 31, 1997.

The primary components of other income for the nine months ended May 31, 1997 are as follows. First, during February 1997 the Company received the proceeds from the GTE/MR litigation in the amount of $1,041,000 (see note 2). Second, the Company terminated a consulting agreement with a marketing consultant in Westlake Village, California. At the time the agreement was terminated the Company charged to earnings $87,000 which had been capitalized when the agreement was entered into.

Income Taxes

The Company accounts for income taxes using Financial Accounting Standard Board Statement No. 109, Accounting for Income Taxes, which requires the asset and liability method of accounting for income taxes. Under the asset and liability method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Until 1996, the Company had provided the full valuation allowance on net deferred tax assets based on the Company's history of losses and the uncertainty surrounding the Company's ability to recognize such assets. However, during the year ended August 31, 1996 the Company re-evaluated its historical losses, and its projected future earnings, and reached the conclusion that it was more likely than not that some portion of the deferred tax asset would be realized. At that time the valuation allowance was reduced resulting in a net deferred tax benefit. For the quarter ended May 31, 1997 the Company has recorded no income tax expense. Based on facts and circumstances at May 31, 1997 it appears that the Company may have no material tax liability during the fiscal year ended August 31, 1997. Consequently, for the nine months ended May 31, 1997 the Company has recorded no income tax expense other than alternative minimum tax. The Company will continue to evaluate the valuation allowance based on current and projected future earnings and will make adjustments to the allowance based on the evidence and circumstances at that time.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Forward-looking statements

When used in this report, the words "plan(s)", "intends(s)", "expect(s)", "feel(s)", "will", "may", "believe(s)", "anticipate(s)", and similar expressions are intended to identify forward-looking statements. The events described in such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the report, as well as the Company's periodic reports of Form 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

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

Exhibit Reference

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

Exhibit Reference


         (o) Common Stock Purchase Warrant for 250,000 shares of the registrants common stock expiring January 1, 2001.

         (p) Common Stock Purchase Warrant for 400,000 shares of the registrants Common stock expiring January 1, 2001.

         (q) Construction Agreement dated September 30, 1996 between Registrant And C.E. Block, Architect of Vero Beach, Florida.

     (22) Subsidiaries of the Registrant

Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter of fiscal 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Florafax International, Inc.


Date: July 11, 1997                          James H. West
      -------------                          -------------------
                                             President and Chief
                                             Financial Officer