Form 10KSB
period 1997-08-31
FLORAFAX INTERNATIONAL INC
filed 1997-11-26
CIK 37525

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]


     For the fiscal year ended August 31, 1997
                               ---------------


                                       or


[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]


     For the transition period from ________________ to ________________


     Commission File Number 0-5531
                            ------


                            FLORAFAX INTERNATIONAL, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


           DELAWARE                                        41-0719035
-------------------------------                 -------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


                   8075 20TH STREET, VERO BEACH, FLORIDA 32966
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (561) 563-0263
               ---------------------------------------------------
                           Issuer's telephone number


       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock par value of $.01
                                (Title of class)

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

                                                                        [ ]

State issuers' revenues for its most recent fiscal year $11,609,000.
                                                        ------------

On November 7, 1997, the aggregate market value of the Common Stock based upon the average bid and asked prices as reported by the NASD held by nonaffiliates was approximately $14,367,000, based upon the assumption that only officers, directors and 10% shareholders are affiliates.

As of November 7, 1997, 7,745,029 common shares were outstanding.

                       Documents Incorporated by Reference

    Portions of the Company's definitive proxy statement relating to the 1998 annual meeting of shareholders are incorporated by reference into
                         Part III of this form 10-KSB.

Transitional Small Business Disclosure Format (Check One):  Yes     ;  No  X
                                                               -----     -----

                          Florafax International, Inc.

                                      Index

                                                                                          PAGE
                                                                                          ----

                                    REFERENCE
PART I
     Item 1 Description of Business .................................................       1

     Item 2 Description of Property .................................................       5

     Item 3 Legal Proceedings .......................................................       6

     Item 4 Submission of Matters to a Vote of Security Holders .....................       7

PART II

     Item 5 Market for Common Equity and Related Stockholder Matters ................       8

     Item 6 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                 and Selected Financial Data ........................................       9

     Item 7 Financial Statements:
                 Report of Independent Certified Public Accountants .................      18
                      Consolidated Balance Sheets ...................................      19
                      Consolidated Statements of Income .............................      21
                      Consolidated Statements of Changes in
                          Stockholders' Equity ......................................      23
                      Consolidated Statements of Cash Flows .........................      24
                      Notes to Consolidated Financial Statements ....................      26
     Item 8 Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure ...........................      38

PART III
     Items 9, 10, 11 and 12 are incorporated by reference to the
                 Company's definitive proxy statement, pursuant to Regulation
                 14A, which will involve the election of directors. However, if such definitive proxy statement is not filed with the
                 Securities and Exchange Commission within 120 days following
                 August 31, 1997, such items will be filed as an amendment to this Form 10-KSB not later than the end of the 120 day
                 period .............................................................      39

     Item 13 Exhibits and Reports on Form 8-K .......................................      40


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Florafax International, Inc. is principally engaged in the flowers-by-wire business of generating floral orders and providing floral order placement services to retail florists throughout the United States. The Company is also engaged in the business of credit and charge card processing for third parties.

As used herein, the terms "Florafax" and "Company" mean Florafax International, Inc. (the Registrant), its divisions and subsidiaries, unless the context requires otherwise. Insert forward looking statement.

All forecasts and projections in this document are "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995, and are based on management's current expectations of the Company's near term results, based on current information available and pertaining to the Company. Actual results may differ materially from those projected in the forward-looking statements.

FLOWERS-BY-WIRE

The Company operates a flowers-by-wire business which enables Florafax member florists (independent owners) to send and deliver floral orders throughout the United States. Floral orders between florists are transacted primarily by telephone or by the Company's order allocation system. Flowers-by-wire is the Company's primary business segment, accounting for 90% of net revenues in 1997, 88% in 1996 and 85% in 1995.

The Company's order allocation system has the ability to distribute orders ratably to Florafax member florists. Once an order is taken, the system analyzes the area to ascertain which member florists will deliver to that location. The system then determines which florist should receive that order based on certain criteria. The most important of the distribution criteria is that all florists are to receive an fair number of orders. Once the system determines which florist is to receive the order it is sent via facsimile or telephone. Management believes that the Company's order allocation system is presently the only system in the industry that is capable of distributing orders fairly to member florists.

Traditionally, floral orders originated with one florist and were then filled by another florist. However, during the past three years the Company has been generating a significant portion of floral orders through its wholly owned subsidiary, The Flower Club. The Flower Club has arrangements with numerous nationally recognized companies which allow The Flower Club to generate orders by marketing directly to the customers of these companies. To order through the Flower Club, the consumer dials a toll free number and places the order at the Company's order entry department. These orders are then transmitted to member florists via the order allocation system.

Florists, and their advertisements, are listed in the "Florafax Directory," which is published and distributed several times a year. The Company produces the "Florafax Directory," brochures, and sales and promotional materials for use by the Company and its member florists.

The Company's flowers-by-wire business is dependent upon an adequate base of member florists. The Company recruits member florists principally through advertisement and direct solicitation. A florist applying to become a Florafax member is evaluated to determine his or her ability to operate in accordance with the Company's rules and regulations, to provide a quality product and to comply with the credit policies established by the Company. Member florists are eligible to receive orders from, and send orders to, any other member.

When a member florist places a floral order, he or she selects another florist from the Florafax Directory near the desired point of delivery and contacts the selected florist by use of the telephone or fax machine. In the event a florist cannot find a fulfilling florist in the area they wish to send an order, they can call the Company's order entry department and the Company will place the order. The sending florist is paid by the customer for the purchase and the receiving (or fulfilling) florist is responsible for designing and delivering the flowers to the recipient, and will be paid by Florafax. The Company is capable of placing floral orders virtually anywhere in the world.

Member florists are on a "reporting plan" under which the sending florist, who collects the price of the flowers from the customer, normally pays the Company 80% of the sales price and the Company generally pays the receiving florist 71% of the sales price, retaining 9% for its processing services. Under this "reporting plan" the Company is normally not aware of the transaction until the receiving florist reports the order. Accordingly, accounting recognition of the revenue on floral shop to floral shop transactions does not occur until the order is reported to the Company. Included in floral order processing are revenues generated by The Flower Club. As more fully discussed in Management's Discussion and Analysis, these revenues have a greater gross profit margin (before marketing expenses) when compared to traditional processing services. Consequently, net revenues from floral order processing have been much higher than 9%, and increase in proportion to Flower Club generated orders. Revenues and associated costs related to floral orders generated by The Flower Club are recorded in the month that the order was filled, as the revenue process is complete and the Company has the information needed to record the transaction.

The flowers-by-wire business is seasonal in that its member florists send a much higher volume of orders during Thanksgiving, Christmas, Valentine's Day, Easter and Mother's Day. In response to this seasonality and to generate additional business for its member florists, the Company formed The Flower Club to generate additional orders by pursuing relationships with nationally recognized corporations. The Company engages in joint marketing campaigns with these corporations not only during holidays, but also during nonseasonal periods in an effort to provide member florists with orders during slow periods of the year. Management expects the upward trend in orders generated by The Flower Club to continue.

Historically, the corporate relationships involving The Flower Club have been established and serviced by an outside marketing firm, exclusively. However, the Company believes that it can achieve greater growth by forming their own marketing group, as well as continue the relationship with the outside marketing firm. Accordingly, the upcoming year will include marketing efforts from the Company's internal marketing division and the outside marketing firm.

During 1997, the Company developed and began marketing a new product call Talking Bouquets. Talking Bouquets allow the sender of a flower arrangement to record a personal voice greeting to be retrieved by the recipient of the flower arrangement. In addition, the Company had formed a marketing alliance with a firm in the gift basket industry. This alliance allows the Company to offer products other than flowers to The Flower Club customers as well as member florists.

CREDIT AND CHARGE CARD PROCESSING

Through its wholly owned subsidiary, Credit Card Management System, Inc. (CCMS), the Company makes available to its members an electronic credit card and charge card processing system, FloraCash. FloraCash automatically provides authorization codes for each transaction and captures all the transaction data electronically, which can allow florists and non floral merchants to receive frequent, automatic deposits directly to their bank accounts. FloraCash terminals and optional printers are sold or leased by the Company at competitive rates.

HISTORY

Florafax was incorporated under the laws of Delaware in 1970 as the successor to Spotts International, Inc., a company engaged in the premium promotion business. In 1970, Florafax acquired a flowers-by-wire business, Florafax Delivery, Inc., which had been incorporated in Arkansas since 1961. In 1974, Florafax sold Spotts International, Inc.

In April 1992, the Company incorporated Credit Card Management System, Inc., an Oklahoma corporation formed to provide credit card processing services to both floral and nonfloral businesses.

In March 1994, the Company incorporated The Flower Club, Inc. to generate additional orders for its member florists.

EMPLOYEES

As of August 31, 1997, the Company had approximately 170 employees of which 90 are full time. Virtually all of the Company's employees support the flowers-by-wire business to some extent.

COMPETITION

The flowers-by-wire industry is principally comprised of five companies. Because many florists subscribe to more than one flowers-by-wire service, competition is intense. Usage can be affected by the quality and cost of services offered by each company, promotional programs, industry reputation and traditional patterns of usage employed by the sending florist. The Company believes that its flowers-by-wire service is competitive in the industry.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company's corporate headquarters were moved from Tulsa, Oklahoma, to Vero Beach, Florida in 1994. The Vero Beach facilities are currently leased; however, the Company has contracted with the owner to purchase this facility, for a purchase price of $500,000 cash plus 30,000 shares of common stock of the Company. The closing of this transaction is currently scheduled for January 1998. During 1997, the Company added an additional 8,000 square feet to the Vero Beach facility at a cost of $480,000, bringing the total square footage of corporate headquarters to approximately 16,000. The Company used working capital to finance this transaction. The Company's administration, accounting, finance, credit, marketing, and customer service departments all reside at the Vero Beach facility. In addition, the new portion of the building houses a modern order center capable of accommodating 150 telephone sales representatives.

The Company's Tulsa facilities are leased under a five year operating lease agreement expiring September 1, 2002. The lease agreement requires monthly payments of $3,338 plus utilities. The Tulsa facility maintains all computer operations, programming and data management operations. In addition, the facility is capable of accommodating up to 125 telephone sales representatives.

ITEM 3. LEGAL PROCEEDINGS

During the Company's fiscal year ended August 31, 1997, the Company received a $1,041,000 court award related to a dispute that arose in 1990 with GTE/Market Resources, Inc. There were no conditions attached to the award and accordingly, the amount was included in income for the fiscal year ended August 31, 1997.

The Company is from time to time subject to pending claims and lawsuits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such claims and lawsuits will not have a materially adverse affect on the Company's operations or consolidated financial position. There are no material legal proceedings to which any director, officer or affiliate of the Company, or any owner of record or beneficiary of more than 5% of the Company's outstanding capital stock, is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders of the Company in the fourth quarter of fiscal 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Florafax Common Stock started trading on the National Association of Securities Dealers, Inc. (NASD) SmallCap Market, with a symbol of FIIF on May 30, 1997. Prior to that date, the stock was traded in the "Over the Counter" of "Pink Street" market. The number of registered shareholders of Common Stock at November 7, 1997 was 1,236 based on information furnished by the Company's transfer agent. In addition, the Company believes that, at November 7, 1997, there were an additional 500 to 1,000 holders of Common Stock who held in "street" or "nominee" name, based on the prior year number of proxies and annual reports requested by brokers, dealers, banks and voting trustees of which the Company is aware.

The table below sets forth by quarter for its fiscal years ended August 31, 1997 and 1996, the high and low bid prices for the Florafax Common Stock as reported by the NASD. The quotations for 1996 and the first three quarters of 1997 are based on Over the Counter market quotations which reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                               BID PRICES
                                                  HIGH              LOW

                  1997:
                    First quarter              $ 2-13/16         $ 1-15/16
                    Second quarter               3- 7/16           2- 3/8
                    Third quarter                3- 3/8            2- 7/16
                    Fourth quarter               4- 1/8            3- 1/8

                  1996:
                    First quarter              $ 1- 7/8          $    9/16
                    Second quarter               1- 3/4               3/4
                    Third quarter                2- 3/16           1- 3/8
                    Fourth quarter               2- 3/8            1-11/16


On November 7, 1997, the closing bid quotation of Florafax Common Stock as reported by published financial sources was $5.38.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND SELECTED FINANCIAL DATA

LIQUIDITY AND CAPITAL RESOURCES

Operating activities for 1997 provided cash of $3,091,000 (including a litigation settlement of $1,041,000, as discussed in note 4 to the consolidated financial statements), investing activities used cash of $842,000 and financing activities used cash of $1,750,000, resulting in a net cash increase of $499,000. In addition to ordinary expenditures, in 1997 the Company decided to use it's excess cash to invest in facilities to improve operations and to increase earnings per share of the Company, as discussed in the following three paragraphs.

First, during the first quarter of 1997 the Company retired $333,000 of long term debt bearing interest at 10%, thereby eliminating nearly all interest expense of the Company. This 10% interest rate was well in excess of the short term rates the Company would be able to obtain if it chose to hold and invest this cash.

Second, at the end of the third quarter of 1997 the Company completed the expansion of it's headquarters in Vero Beach, Florida. The cost of the expansion was approximately $480,000. The expansion provides for additional administrative and marketing offices and increases the capacity of the Company's call center to allow for nearly 150 telephone sales representatives.

Third, in an effort to increase earnings per share, during the third quarter of 1997 the Company began repurchasing shares of it's own common stock. As of August 31, 1997 the Company has 480,975 shares of it's own common stock held as treasury shares at a cost of $1,438,000. The Company may from time to time purchase additional shares of it's own common stock.

Operating cash flow historically has been generated primarily from processing floral orders and charge card transactions for the Company's member florists, as well as collecting dues, fees and directory advertising from the members. Floral order processing may require settlement with the fulfilling florist before collection of funds from the sending florist. The terms of the Company's receivables are 30 days, which management believes are consistent within the industry. Charge card processing, however, generally allows the Company to collect funds from the charge card issuer prior to settlement with the member florist. Since in both types of transactions the Company is collecting and settling funds, the timing of these cash flows has a significant impact on the Company's liquidity.

During 1997 and 1996, cash flows benefited significantly from orders generated by The Flower Club. All Flower Club orders are paid for by credit cards, which allows the Company to receive a significant portion of the money from these orders within days after processing the transaction. Gross floral orders and related handling fees generated by The Flower Club in 1997 were in excess of $18,300,000 (approximately 372,000 orders) which generated net revenues of $4,942,000, before marketing expenses. Gross floral orders and related handling fees generated by The Flower Club in 1996 were in excess of $15,400,000 (approximately 318,000 orders) which generated net revenues of $4,499,000, before marketing expenses.

During 1993 and 1994 the Company developed and began marketing the FloraNet 5000 terminal. The FloraNet 5000 terminal was a point-of-sale credit card terminal that allowed florists to send and receive orders on the same terminal, as well as process credit card transactions.

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

In 1995 and 1996, the Company incurred capital expenditures of only $136,000 and $190,000, respectively, as the Company's facilities and resources were adequate to accommodate the respective levels of business. However, the growth of the Company during the current year caused the Company to operate at full capacity during certain peak seasons of the year. Consequently, during 1997 the Company increased the size of it's Vero Beach facility. The building addition houses a modern order center capable of employing up to 150 telephone sales representatives, as well as additional marketing and administrative offices. The cost of this expansion was $480,000. In addition to the building expansion, the Company incurred expenditures of $364,000 for leasehold improvements, furniture and various computer hardware and software. These expenditures, in conjunction with the Vero Beach building addition, should allow the Company to accommodate the anticipated increase in business throughout fiscal 1998.

On November 30, 1995, the Company restructured the outstanding $2,921,000 balance of its 9-1/2% convertible subordinated notes such that the notes would mature on September 15, 1996, except for $354,000 which was due December 31, 1995. Prior to the restructuring, the notes were to mature on June 30, 1996.

As more fully discussed in Note 2 to the consolidated financial statements, on February 28, 1996 the Company issued a $2,500,000 (face value) convertible promissory note bearing interest at 7%, maturing on February 28, 1997, plus warrants to acquire 650,000 shares of common stock of the Company. The proceeds of this 7% convertible promissory note were used to retire the outstanding balance of the 9-1/2% convertible subordinated notes. In connection with the repayment of the 9 1/2% notes, the Company negotiated a discount of $128,000, which was reported as an extraordinary gain, in 1996. On August 30, 1996, the holder of the $2,500,000 convertible promissory note converted the note plus approximately $89,000 of accrued interest to 2,071,000 shares of common stock of the Company. In addition, the unamortized value of the warrants amounting to $97,000 was charged to interest expense upon conversion. However, the majority of the warrants, which have an exercise price of one dollar per share, remain unexercised.

RESULTS OF OPERATIONS

GENERAL COMMENTS

1997 was the Company's most profitable year ever. The Company had operating income of $1,918,000 for 1997 compared to operating income of $1,562,000 in 1996 and $952,000 in 1995. Revenues for 1997 are up over the prior year in every major category. Management attributes the increase in revenues to the Company's ability to generate orders through The Flower Club, provide innovative programs for it's member florists, and offer the lowest dues structure in the industry.

NET REVENUES

Net revenues from member dues and fees during 1997 increased by 19% from 1996 compared to a 3% increase from 1995 to 1996. During 1997, the Company continued to experience an increase in its dues-paying floral members. Dues-paying members at August 31, 1997 totaled approximately 4,850 compared to 4,300 at August 31, 1996. Management believes that the increased number of orders the Company is providing to its members has assisted the Company in retaining its member florists as well as add new members.

Floral order processing revenue has experienced significant growth over the past several years, increasing by 10% from 1996 to 1997 and by 52% from 1995 to 1996. The increase is due primarily to orders generated by The Flower Club. The Flower Club has established joint marketing campaigns with numerous nationally recognized companies which allows The Flower Club to market directly to the customers of these companies. Since its formation in 1994 The Flower Club has experienced considerable growth, generating floral orders and handling fees of approximately $18,300,000 during 1997, $15,400,000 during 1996 and $10,100,000 in 1995. The gross amount of all floral orders recorded by the Company totaled $30,197,000 in 1997, $27,484,000 in 1996, and $21,978,000 in 1995. The average amount of each order reported to the Company by its members in 1997 increased to $42.01 (1.9% increase) compared to $41.24 (3.5% increase) in 1996 and $39.83 in
1995.

For the first time in several years the Company is reporting a noticeable increase in directory and advertising fees (a 10% increase in 1997). Directory and advertising fees generally increase or decrease in relation to the size of the Company's membership. As previously mentioned, the Company has experienced a growth in membership during 1997, which is the primary reason for the increase in directory and advertising fees.

Net revenues from charge card processing increased by 17% during 1997 compared to a decline of 9% during 1996. The increase during 1997 is attributable to an increase in dollar volumes processed. During 1997 gross dollars processed were $318,000,000 compared to $261,000,000 in 1996, and $210,000,000 in 1995. During
1997 the Company did not experience a significant increase in cost from the credit card companies. However, as in the past few years, the Company lowered the discount rate charged to certain customers to remain competitive. In 1996 the Company experienced an increase in dollars processed, but also experienced a cost increase from its sponsoring bank and from the credit card companies. These cost increases, in conjunction with lowering discount rates to certain customers, caused a decline in 1996 net revenues when compared to the prior year.

The Company also earns revenue from the sale and lease of credit card terminals and printers. Sale and lease revenues amounted to $232,000 in 1997, $293,000 in 1996 and $349,000 in 1995.

EXPENSES

General and administrative expenses increased from $5,123,000 in 1996 to $5,668,000 in 1997, or $545,000. The main component of this increase was in salaries and wages, which increased due to an increase in phone operators needed to handle the increased Flower Club volume, as well as general wage increases necessary to remain competitive in the job market. In addition to greater labor costs there was also an increase in building rent necessary to accommodate the additional telephone operators. Building rent in the upcoming year should decline as the Company has entered into a less expensive lease for the Tulsa facility, and will be purchasing the Vero Beach facility in 1998. Conversely, the Company negotiated a new telephone contract with it's long distance carrier thereby reducing telephone expense in 1997. In addition, during 1997 the Company was successful in reducing it's legal, consulting, and contract labor costs when compared to the prior year.

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

Selling and advertising expenses have experienced a steady increase from 1995 to 1997. The primary cause for this increase are the marketing expenses associated with generating and maintaining The Flower Club order volume. The Flower Club expenses included in selling expenses are commissions paid to an outside marketing firm whose responsibilities include attracting and maintaining new clients, printing costs for marketing pieces provided to The Flower Club members which assist them when ordering through The Flower Club, and certain promotional floral arrangements.

In addition to Flower Club related expense increases, in 1997 the Company also incurred increased costs in sales salaries and commissions. The Company has hired a Marketing Director as well as additional sales persons, in an effort to continue the growth in revenues experienced over the past few years.

Depreciation and amortization includes ordinary depreciation of the Company's property and equipment, as well as amortization of a trademark and consulting agreement related to the acquisition of The Flower Club during 1994. As previously discussed, until fiscal 1997 the Company had curtailed expenditures on capital equipment. Consequently, the amount of property and equipment being placed into service was not significant, and older assets were becoming fully depreciated. Accordingly, depreciation and amortization has been declining over the past few years. In addition, during the second quarter of 1997 a consulting agreement related to The Flower Club acquisition was terminated. Consideration for the agreement had been recorded as an intangible asset, and was being amortized over the life of the agreement. This amortization was included in Depreciation and amortization. Upon termination of the agreement the remaining balance was charged to other income, thereby reducing amortization expense for the last half of 1997. However, in 1997 the Company incurred significant capital expenditures, primarily related to expanding the Vero Beach facility. Consequently, depreciation and amortization is expected to increase in the upcoming year.

OTHER INCOME (EXPENSE)

Interest expense for 1997 was virtually eliminated, as the company had total debt in 1997 of only $80,000 for the majority of the year.

Interest expense for 1996 is greater when compared to the prior year due to a loan obtained in 1996 with terms necessitating the recording of a note discount. This discount was to be amortized to interest expense over the life of the note, which had an original maturity date of February 28, 1997. However, prior to year end this note was converted to common stock of the Company and, accordingly, the entire unamortized discount was recorded as interest expense at that time. See
Note 2 to the consolidated financial statements for a more complete discussion of this transaction.

Interest income has increased over the past three years resulting from the Companies improved operations, that provided funds which were maintained in interest-bearing accounts.

Other income for 1997 consisted of litigation proceeds (see Note 4 to the consolidated financial statements), which were offset by a charge to earnings for the unamortized balance of a consulting agreement, and a charge to earnings for a certain contingency reserve.

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

During 1997 the Company's sustained profitability affirmed management's conclusion regarding the reduction of the valuation allowance established in prior years. As a result, during 1997 the Company recorded a net income tax benefit of $519,000, consisting of a deferred income tax benefit of $637,000 and a current income tax expense of $118,000. The remaining valuation allowance at August 31, 1997 consists primarily of general business credits that may expire prior to the Company's ability to utilize them. As of August 31, 1997, the Company has available net operating loss carryforwards of $2,949,000, which expire in the year 2012.

RECENT PRONOUNCEMENTS
---------------------

EARNINGS PER SHARE

In February 1997, the FASB issued Statement No. 128, Earnings per Share, which is effective for years ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share is replaced with basic earnings per share which excludes the dilutive effect of stock options and other common stock equivalents. Simple earnings per share would have been higher than primary earnings per share by $.03 and $.02 for the fiscal years ending August 31, 1997 and 1996, respectively. Statement 128 would have had no impact on primary earning per share in 1995.

SEGMENTS

In June 1997, the FASB issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which supersedes FASB Statement No. 14. The Statement uses a management approach to report financial and descriptive information about a Company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. The Statement is effective for financial statements for fiscal years beginning after December 15, 1997.

COMPREHENSIVE INCOME

In June 1997, the FASB issued Statement No. 130, REPORTING COMPREHENSIVE INCOME. The Statement requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as all changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. The statement is effective for fiscal years beginning after December 15, 1997.

INFLATION

Over the past three years, inflation has not had a material effect on the Company's operations and is not anticipated to have an effect in the near future. A portion of the increase in the average dollar value of wire orders reported to the Company represents a response by florists to general price level increases.

Selected Financial Data:

                                                                 YEAR ENDED AUGUST 31,
                                          1997           1996            1995           1994            1993
                                      ----------      ----------      ---------      ---------       ---------
                                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Selected income statement data:

Net revenues                          $   11,609      $   10,299      $   8,449      $   7,567       $   7,164

Net income (loss) (1,2,3)             $    3,433      $    2,262      $     707      $    (311)      $    (401)

Primary earnings (loss) per share     $     0.40      $     0.36      $    0.12      $   (0.06)      $   (0.08)

Full diluted earnings per share       $     0.39      $     0.35      $    0.12      $   (0.06)      $   (0.08)



(1) The Company recorded income of $1,041,000 in 1997 related to cash received from a court award. See Note 4 to the Notes to the Consolidated Financial Statements.

(2) Net income in 1997 and 1996 includes income tax benefits of $637 and $863, respectively, primarily from the recognition of benefits related to net operating loss carryforwards. See note 6 to the Notes to the Consolidated Financial Statements.

(3) Net income in 1996 includes and extraordinary gain of $128 from the forgiveness of certain debt.

                                                                       AUGUST 31,
                                            1997           1996            1995            1994            1993
                                          -------        -------         -------         -------         -------
Selected balance sheet data:
 Current assets                           $ 6,325        $ 5,686         $ 3,733         $ 2,847         $ 2,610
 Current liabilities                        5,209          5,198           5,131           5,259           4,270
 Working capital (deficiency)               1,116            488          (1,398)         (2,412)         (1,660)
 Total assets                              10,594          8,822           6,468           5,946           5,257
 Long-term debt, less current
     maturities                                80            334           3,034           3,142           3,007
 Stockholders' equity (deficiency)
                                            5,253          3,237          (1,756)         (2,215)         (2,209)


ITEM 7.  FINANCIAL STATEMENTS

               Report of Independent Certified Public Accountants


The Board of Directors and Stockholders
Florafax International, Inc.

We have audited the accompanying consolidated balance sheets of Florafax International, Inc. as of August 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Florafax International, Inc. at August 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles.

                                                       /s/ Ernst & Young LLP



Tampa, Florida
October 3, 1997

                          Florafax International, Inc.

                           Consolidated Balance Sheets

                                                                              AUGUST 31
                                                                         1997           1996
                                                                       -------        -------
                                                               (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
ASSETS
Current assets:
 Cash and cash equivalents                                             $ 4,170        $ 3,671
 Restricted cash                                                            97             99
 Accounts receivable:
     Trade, less allowances of $509 at August 31, 1997
       and $532 at August 31, 1996                                       1,317          1,202
   Charge card issuers                                                     343            326
   Other                                                                    94             73
                                                                         1,754          1,601

 Deferred tax asset, net of allowance                                      264            261
 Prepaid and other assets                                                   40             54

Total current assets                                                     6,325          5,686

Property and equipment, at cost:
 Fixtures and equipment                                                  1,324          1,188
 Computer systems                                                          798            670
 Communication systems                                                   1,010            929
 Leasehold improvements                                                    524             25
                                                                         3,656          2,812
 Accumulated depreciation and amortization                               2,713          2,534
                                                                           943            278
Other assets:
   Excess of cost over net assets of acquired business                   1,995          1,995
 Deferred tax asset, net of allowance                                    1,236            602
 Other                                                                      95            261
                                                                         3,326          2,858
Total assets                                                           $10,594        $ 8,822



SEE ACCOMPANYING NOTES.

                          Florafax International, Inc.

                                                                        AUGUST 31
                                                                  1997             1996
                                                                --------         --------
                                                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                         $     --         $     79
   Accounts payable                                                3,754            3,913
   Accrued liabilities:
   Member benefits                                                   147              170
   Other                                                           1,308            1,036
Total current liabilities                                          5,209            5,198

Long-term debt, less current maturities                               80              334

Membership security deposits                                          52               53
Total liabilities                                                  5,341            5,585

Stockholders' equity:
   Preferred stock ($10 par value, 600,000 shares
     authorized at August 31, 1997 and 1996,
     respectively, none issued)                                       --               --
   Common stock ($0.01 par value, 70,000,000
     shares authorized, 8,253,004 and 8,232,727 issued
     at August 31, 1997 and 1996, respectively)                       83               83
   Additional paid-in capital                                     10,108           10,087
   Accumulated deficit                                            (3,500)          (6,933)
   Treasury stock, at cost (480,975 and 23,000 shares
     at August 31, 1997 and 1996, respectively)                   (1,438)              --
Total stockholders' equity                                         5,253            3,237

Total liabilities and stockholders' equity                      $ 10,594         $  8,822




SEE ACCOMPANYING NOTES.

                          Florafax International, Inc.

                        Consolidated Statements of Income

                                                         YEAR ENDED AUGUST 31
                                                1997             1996             1995
                                              --------         --------         --------
                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
Net revenues:
  Member dues and fees                        $  2,392         $  2,013         $  1,953
  Floral order processing                        6,162            5,584            3,670
  Directory and advertising fees                 1,405            1,278            1,273
  Charge card processing                         1,618            1,378            1,519
  Other revenue                                     32               46               34
                                                11,609           10,299            8,449
Expenses:
  General and administrative                     5,668            5,123            4,553
  Selling, advertising and promotion             3,209            2,629            1,912
  Provision for doubtful accounts                  170              210              173
  Directory publishing                             383              382              369
  Depreciation, amortization and
   retirements                                     261              393              490
                                                 9,691            8,737            7,497
Operating income                                 1,918            1,562              952

Other income (expense):
  Interest expense                                  (6)            (361)            (309)
  Interest income                                  183              115               60
  Other                                            819                1                4
                                                   996             (245)            (245)
Income before income taxes and
    extraordinary item                           2,914            1,317              707

Income taxes:
   Current income taxes                           (118)             (46)              --
   Deferred income tax benefit                     637              863               --
                                                                    519              817

Income before extraordinary item                 3,433            2,134              707

Extraordinary item:
   Extraordinary gain from forgiveness
     of debt                                        --              128               --
Net income                                    $  3,433         $  2,262         $    707



SEE ACCOMPANYING NOTES

                          Florafax International, Inc.

                                                       YEAR ENDED AUGUST 31
                                                1997          1996          1995
                                             ---------     ---------     --------
                                             (IN THOUSANDS EXCEPT PER SHARE DATA)
Weighted average common and common
   equivalent shares outstanding:
   Primary                                       8,637         6,279        5,777
   Fully diluted                                 8,715         6,375        5,872
Primary earnings per share:
Income before extraordinary item             $    0.40     $    0.34     $   0.12
Extraordinary gain from forgiveness
    of debt                                         --          0.02           --
  Net income                                 $    0.40     $    0.36     $   0.12

Full diluted earnings per share:

Income before extraordinary item             $    0.39     $    0.33     $   0.12
  Extraordinary gain from forgiveness
    of debt                                         --          0.02           --
  Net income                                 $    0.39     $    0.35     $   0.12




SEE ACCOMPANYING NOTES.

                          Florafax International, Inc.

                      Consolidated Statements of Changes in
                              Stockholders' Equity

                                   COMMON STOCK
                                     NUMBER OF                   ADDITIONAL
                                      SHARES          PAR          PAID-IN      ACCUMULATED      TREASURY
                                      ISSUED         VALUE         CAPITAL        DEFICIT          STOCK           TOTAL
                                   ------------     -------      ----------     -----------      --------         -------
                                                                          (IN THOUSANDS)
Balance at August 31, 1994             5,549        $    56        $ 7,331        $(9,902)        $    --         $(2,515)
   Issuance of common stock              245              2             50             --              --              52
   Net income                             --             --             --            707              --             707
Balance at August 31, 1995             5,794             58          7,381         (9,195)             --          (1,756)
   Issuance of common stock              368              4             41             --              --              45
   Issuance of warrants                   --             --             97             --              --              97
   Conversion of debt                  2,071             21          2,568             --              --           2,589
   Net income                             --             --             --          2,262              --           2,262
Balance at August 31, 1996             8,233             83         10,087         (6,933)             --           3,237
   Issuance of common stock               20             --             21             --              --              21
   Purchase of treasury stock             --             --             --             --          (1,438)         (1,438)
   Net income                             --             --             --          3,433              --           3,433
Balance at August 31, 1997             8,253        $    83        $10,108        $(3,500)        $(1,438)        $ 5,253




SEE ACCOMPANYING NOTES.

                          Florafax International, Inc.

                      Consolidated Statements of Cash Flows

                                                                 YEAR ENDED AUGUST 31
                                                          1997            1996           1995
                                                        -------         -------         -------
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES
Net income                                              $ 3,433         $ 2,262         $   707
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Extraordinary gain from forgiveness of debt             --            (128)             --
     Income tax benefit                                    (637)           (863)             --
     Depreciation and amortization                          261             391             490
     Provision for doubtful accounts                        170             210             173
     Noncash compensation expense                            --              --              62
     Amortization of discount on debt                        --              97              --
     Interest paid in connection with debt
       conversion                                            --              89              --
     Changes in operating assets and
       liabilities:
            Accounts receivable                            (323)           (647)              8
            Prepaid and other assets                         14             (23)             (1)
            Other assets                                     84              --              --
            Accounts payable                               (159)            378             821
            Accrued liabilities                             249              76             147
            Membership security deposits                     (1)             (6)             (1)
Net cash provided by operating activities                 3,091           1,836           2,406

INVESTING ACTIVITIES
Capital expenditures                                       (844)           (190)           (136)
Decrease (increase) in restricted cash                        2             (33)            464
Sale (purchase) of restricted investment                     --             500            (500)
Net cash (used in) provided by investing
    activities                                             (842)            277            (172)



                          Florafax International, Inc.

                                                                       YEAR ENDED AUGUST 31
                                                               1997            1996            1995
                                                             -------         -------         -------
                                                                          (IN THOUSANDS)
FINANCING ACTIVITIES
Proceeds from issuance of long-term debt and warrants        $    --         $ 2,500         $   356
Proceeds from issuing stock options and warrants                  --              45              --
Proceeds from exercise of stock options and warrants              21              --              --
Purchase of treasury stock                                    (1,438)             --              --
(Reduction) in bank overdraft                                     --              --          (1,065)
Payments of long-term debt                                      (333)         (2,959)           (111)
Net cash used in financing activities                         (1,750)           (414)           (820)
Net increase in cash and cash equivalents                        499           1,699           1,414

Cash and cash equivalents at beginning of year                 3,671           1,972             558
Cash and cash equivalents at end of year                     $ 4,170         $ 3,671         $ 1,972

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                    $     1         $   317         $   310
      Cash paid during the year for income taxes                  52              --              --

Supplemental financing noncash transaction:
     Conversion of long-term debt, plus related
       accrued interest of $89, to common stock              $    --         $ 2,589         $    --





SEE ACCOMPANYING NOTES.

                          Florafax International, Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Florafax International, Inc. and its wholly owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. Florafax International, Inc. is principally engaged in the flowers-by-wire business of generating floral orders and providing floral order placement services to retail florists throughout the United States. The Company is also engaged in the business of credit and charge card processing for third parties companies.

(b) Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid overnight investing accounts at banking institutions plus other interest bearing deposits having original maturities of less than three months.

(c) Restricted Cash and Investment

Restricted cash at August 31, 1997 and 1996 pertains to the Company's credit card processor agreement with the Company's credit card sponsoring bank totaling $97,000 and $99,000, respectively.

(d) Floral Orders  -  Revenue Recognition

Floral order processing net revenues consist primarily of two types of transactions. First, there are orders placed through the Company's order center, which are recorded at the time the order is placed which coincides with delivery. Second, there are orders sent between the Company's member florists, which are recorded upon receipt of the reporting document, prepared by the delivering florist, that confirms delivery.

(e) Member Dues and Directory Advertising

Member dues, fees and advertising are billed monthly and recognized as income at that time. Billings for directories occur twice per year, while the actual directories are produced and distributed several times per year. Directory revenues are deferred until the directories are distributed to member florists.

(f) Recognition of Service and Collection Fees

The service and collection fees and interest income relating to accounts that have been canceled are not recognized as income until collected since collection is not certain.

(g) Concentration of Credit Risk

A significant portion of the Company's accounts receivables are concentrated in the floral wire service industry. Credit risk is inherent in the floral wire service industry. Consequently, to reduce this risk the Company reviews new member applications for credit worthiness. If a florist applying for membership does not meet certain credit standards the florists application for membership is usually declined. Once a florist has been accepted as a member, the account is monitored by accounts receivable analysts who maintain continuous direct contact with the florist. If the account becomes delinquent, the florist is turned over to a collection agency to begin immediate collection procedures.

(h) Property and Equipment Depreciation

The provisions for depreciation and amortization are computed using the straight-line method for financial reporting purposes with the following estimated useful lives:

                         DESCRIPTION                   ESTIMATED USEFUL LIVES
                         -----------                   ----------------------
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

In accordance with FASB 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND ASSETS TO BE DISPOSED OF, the Company has analyzed the carrying value of its goodwill and other long-lived assets using an undiscounted projected cash flow approach. After reviewing the results and considering other qualitative factors, management is of the opinion that the carrying amount of the goodwill has not been impaired.

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

(l) Reclassification of prior year balances

Certain prior year balances have been reclassified in order to conform to current year presentation.

(m) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(n) Impact of Recently Issued Accounting Standards

In February 1997, the FASB issued Statement No. 128, Earnings per Share, which IS effective for years ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share is replaced with basic earnings per share which excludes the dilutive effect of stock options and other common stock equivalents. Simple earnings per share would have been higher than primary earnings per share by $.03 and $.02 for the fiscal years ending August 31, 1997 and 1996, respectively. Statement 128 would have had no impact on primary earning per share in 1995.

SEGMENTS

In June 1997, the FASB issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which supersedes FASB Statement No. 14. The Statement uses a management approach to report financial and descriptive information about a Company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. The Statement is effective for financial statements for fiscal years beginning after December 15, 1997.

COMPREHENSIVE INCOME

In June 1997, the FASB issued Statement No. 130, REPORTING COMPREHENSIVE INCOME. The Statement requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as all changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. The statement is effective for fiscal years beginning after December 15, 1997.

 (o) Stock-based Compensation

The Company accounts for stock-based compensation in accordance with APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and, in cases where exercise prices equal or exceed fair market value, recognizes no compensation expense for the stock option grants. In cases where exercise prices are less than fair value, compensation is recognized over the period of performance or the vesting period.

 (p) Advertising Costs

Advertising costs are expensed as incurred. Advertising expense amounted to $881,000, $741,000 and $393,000 in 1997, 1996 and 1995, respectively.

2. CONVERTIBLE SUBORDINATED AND OTHER DEBT

In July 1986, the Company issued $4,000,000 in 9-1/2% convertible subordinated notes (the "9-1/2% Notes") with an original maturity date of June 30, 1996. The 9-1/2% Notes were restructured once in December 1988, and on November 30, 1995, the Company again restructured the outstanding $2,921,000 balance of the 9-1/2% Notes such that they would mature on September 15, 1996, except for $354,000 which matured on December 31, 1995.

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

On August 30, 1996, the 7% Note plus accrued interest was converted to 2,071,166 common shares of the Company. As a condition to the 7% Note conversion, certain Board members and other shareholders purchased all but 71,166 of the shares issued. As a result of the 7% Note conversion the unamortized balance of the 7% Note discount was charged to interest expense in 1996.

At August 31, 1997, long term debt consisted of a 5% subordinate debenture in the amount of $80,000, maturing on December 27, 1998 with interest payable annually on December 31.

At August 31, 1996, long term debt included a 5% subordinate debenture in the amount of $80,000, maturing on December 27, 1998 with interest payable annually on December 31. Long term debt also included a note payable to Citrus Bank in the amount of $333,000, with principal and interest payments due monthly bearing interest at ten percent maturing August 30, 2000, and guaranteed by the Chairman of the Board of Directors. On September 16, 1996, the Company repaid the note, although the classification in the accompanying financial statements remains long-term in accordance with the original terms.

3. LEASES

Obligations of the Company for annual payments under various operating leases for buildings and equipment are as follows:

                                                     MINIMUM
                                                      LEASE
                                                     PAYMENTS

                           1998                      $105,000
                           1999                        77,000
                           2000                        49,000
                           2001                        43,000
                           2002                        40,000
                                                     $314,000

Total rental expense for years 1997, 1996, and 1995 was $261,000, $245,000 and $242,000, respectively. Of these amounts, annual rentals for office facilities for years 1997, 1996 and 1995 were $155,000, $116,000 and $123,000, respectively. The Company's building lease for its Vero Beach location (annual rental $33,000 plus sales tax) is with a relative of the Chairman of the Board of Directors.

4. CONTINGENCIES

During 1990, the Company filed a lawsuit against GTE Market Resources, Inc. (GTE/MR) for failure on the part of GTE/MR to fulfill certain contractual telecommunication services on behalf of the Company. On November 23, 1993, a jury awarded the Company $1,481,000 in damages against GTE/MR. GTE/MR appealed the case, which was ultimately ruled on by the Oklahoma Supreme Court. During the current fiscal year, the Oklahoma Supreme Court upheld the decision of the trial court, and ruled in favor of the Company. The Company recognized a pretax gain, net of related legal fees, of $1,041,000 resulting from the award, which is included in other income in the Consolidated Statement of Income.

5. STOCKHOLDERS' EQUITY

The Company has authorized a total of 600,000 shares of preferred stock with a par value of ten dollars. At August 31, 1997 and August 31, 1996, there were no shares of preferred stock issued.

On October 26, 1995, the Board of Directors approved a Nonemployee Directors' Stock Option Plan ("Director Plan"). On January 30, 1996, the shareholders of the Company approved the Director Plan. Under the terms of the Director Plan each nonemployee director shall be granted an option to purchase 20,000 shares at fair market value as of the date the Director is elected as a Board member. After the initial grant to the directors, each director shall be granted additional options to purchase 20,000 shares upon each respective reelection to the Board of Directors. At August 31, 1997, 500,000 shares of the Company's common stock were authorized under the Director Plan, options covering 180,000 shares have been granted which expire on February 2, 2006 and January 31, 2007. As of August 31, 1997, none of the options have been exercised.

On October 26, 1995, the Board of Directors approved a Management Incentive Stock Plan ("Management Plan"). On January 30, 1996, the shareholders of the Company approved the Management Plan. Under the terms of the Management Plan, the Board of Directors, at their discretion, may grant options to purchase common shares of the Company to various employees of the Company. The maximum number of options which may be granted under the Management Plan is 500,000. As of August 31, 1997, options covering 354,500 shares have been granted which expire on January 29, 2006 and November 13, 2006. Options exercised during fiscal year 1997 were 1,250. No options were exercised in 1996.

Options granted to employees under the Management Plan vest 25% upon issuance with additional vesting of 25% after each year of continuous employment.

As of August 31, 1997 and 1996, options exercisable under the Management Plan totaled 118,875 and 30,250, respectively.

On November 16, 1996 the Board of Directors granted options to purchase 50,000 shares of common stock at fair market value to a Board member. This option vested 25% upon issuance with additional vesting of 25% each year. As of August 31, 1997, none of these options had been exercised.

On June 25, 1997, the Board of Directors granted options for the purchase of 305,000 shares of common stock at fair market value to officers and key employees of the Company. These shares vest in 25% increments when the market price of the Company's common stock reaches $5.00, $7.50, $10.00 and $12.50 per share, respectively. As of August 31, 1997, none of the shares were exercisable.

During 1995, the Company granted a total of 245,000 shares of common stock to certain employees and marketing consultants of the Company. These grants were charged to expense based on the market price of the Company's stock on the date of the grant.

On January 28, 1997 the shareholders approved an increase in the number of shares of authorized common stock from 18,000,000 to 70,000,000.

Information regarding stock options for years 1997, 1996 and 1995 is as follows:

                                                                           EXERCISE
                                                         NUMBER              PRICE                TOTAL
                                                           OF              RANGE PER             EXERCISE
                                                         SHARES              SHARE                PRICE
Shares under option at August 31,
 1997                                                    888,000          $1.41 to $4.00        $2,529,000
 1996                                                    221,000          $1.41 to $1.56           327,000
 1995                                                    400,000          $ .20 to $ .25            85,000

Options granted during year ended
 August 31,
   1997                                                  668,000          $2.66 to $4.00         2,204,000
   1996                                                  221,000          $1.41 to $1.56           327,000
   1995                                                  400,000          $ .20 to $ .25            85,000

Options exercised during year
 ended August 31,
   1997                                                    1,000                    $1.41            1,000
   1996                                                  400,000            $.20 to $ .25           85,000
   1995                                                       --                       --               --

Options expired or canceled
 during year ended August 31,
   1997                                                       --                       --               --
   1996                                                       --                       --               --
   1995                                                       --                       --               --

Options exercisable at August 31, 1997                   311,000          $1.41 to $2.88           659,000

Shares were reserved at August 31, 1997 for:
   Director stock option plan                            500,000
   Management stock option plan                          499,000
                                                         999,000


In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, ACCOUNTING AND DISCLOSURE OF STOCK--BASED COMPENSATION (Statement 123), which encourages, but does not require companies to recognize stock awards based on their fair value at the date of grant.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: risk free interest rates of 6.0%; dividend yield of zero; volatility factors of the expected market price of the Company's common stock based on historical trends; and weighted-average expected lives of the options from four to ten years.

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                 1997         1996
                                               ------        ------
                                                   (IN THOUSANDS)

      Pro forma net income                     $3,016        $2,108
      Pro forma earnings per share
       Primary                                 $ 0.35        $ 0.34
       Fully diluted                             0.35          0.33
      Weighted average shares
       Primary                                  8,637         6,279
       Fully diluted                            8,715         6,375

6. INCOME TAXES

The Company accounts for income taxes under FASB Statement No. 109, "ACCOUNTING FOR INCOME TAXES". Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the income tax provision (benefit) as of August 31, 1997, 1996 and 1995 are as follows:

                                        1997          1996          1995
                                       -----         -----         -----
                                                 IN THOUSANDS

      Current                          $ 118         $  46         $  --
      Deferred                          (637)         (863)           --
      Total                            $(519)        $(817)        $  --

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes as of August 31, 1997 and 1996 are as follows:

                                                  1997           1996
                                                -------         -------
                                                     (IN THOUSANDS)

      Allowances for bad debts                  $   191         $   184
      Accrued liabilities and other                  73              87
      Depreciation and amortization                 216             217
      Net operating losses                        1,110           2,123
      General business credits                      456             404
                                                  2,046           3,015
      Valuation allowance                          (546)         (2,152)
      Total deferred taxes                      $ 1,500         $   863

FASB 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $546,000 valuation allowance at August 31, 1997 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $1,606,000. As of August 31, 1997, the Company has available net operating loss carryforwards of $2,949,000, which expire in the years 2000 through 2012.

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

8. RELATED PARTY TRANSACTIONS

During 1997, the Company entered into an agreement with a relative of the Chairman of the Board to purchase, effective January 1998, the Vero Beach facility and land currently being leased by the Company. The agreement calls for consideration in the amount of $500,000 cash and 30,000 shares of common stock of the Company. A recent appraised market value of the facility and land approximates the purchase price.

9. FOURTH QUARTER ADJUSTMENTS

As more fully discussed in Note 6, the Company reduced its valuation allowance against deferred tax assets resulting in a credit to income of $637,000 and $863,000 in 1997 and 1996, respectively. This adjustment was recorded in the fourth quarter of 1997 and 1996, when all of the information upon which to make the estimate became available to management of the Company.

10. RETIREMENT PLAN

The Company sponsors a 401(k) retirement plan covering all full-time employees who have completed one year of service. Eligible employees may elect quarterly to contribute up to 15% of their compensation, up to the maximum contribution allowed by law. The Company matches contributions up to a maximum of 3% of compensation. In connection with the matching contribution, the Company's contribution in 1997 was $30,000. 1997 was the first year of existence of the plan and, accordingly, there were no contributions for 1996 and 1995.

11. OTHER INCOME

Other income in 1997 of $819,000 consists primarily of the GTE/MR lawsuit settlement proceeds (see note 4 to the consolidated financial statements), reduced by a charge to earnings of the unamortized balance of a terminated consulting agreement and a contingency reserve.

12. BUSINESS SEGMENTS

The Company operates in two business segments: Flowers-by-wire services and charge card processing for member florists, and charge card processing for customers outside the floral industry. Net revenues, operating income before and after allocating general and administrative expenses, identifiable assets, depreciation expense and capital expenditures for the two segments are provided for below:

                                                                  YEAR ENDED AUGUST 31
                                                            1997           1996           1995
                                                          -------        -------        -------
                                                                      (IN THOUSANDS)
      Business Segments
        Net revenues:
        Flowers-by-wire                                   $10,416        $ 9,041        $ 7,196
      Charge card processing                                1,193          1,258          1,253
                                                          $11,609        $10,299        $ 8,449

      Operating profit before allocation of
        general and administrative expenses:
        Flowers-by-wire                                   $ 6,559        $ 5,587        $ 4,472
        Charge card processing                              1,109          1,200          1,135
                                                          $ 7,668        $ 6,787        $ 5,607
      Operating profit after allocation of general
        and administrative expenses:
        Flowers-by-wire                                   $ 2,772        $ 2,176        $ 1,508
        Charge card processing                                 98            233             90
                                                          $ 2,870        $ 2,409        $ 1,598
      Identifiable assets:
        Flowers-by-wire                                   $ 4,139        $ 3,737        $ 3,910
        Charge card processing                                472            325            227
                                                          $ 4,611        $ 4,062        $ 4,137
      Depreciation expense:
        Flowers-by-wire                                   $   146        $   272        $   333
        Charge card processing                                 33             19             55
                                                          $   179        $   291        $   388
      Capital expenditures:
        Flowers-by-wire                                   $   625        $   162        $    93
        Charge card processing                                219             28             43
                                                          $   844        $   190        $   136

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


                                      None

                                    PART III

ITEMS 9, 10, 11, AND 12 are incorporated by reference to the Company's definitive proxy statement, pursuant to Regulation 14A, which will involve the election of directors. However, if such definitive proxy statement is not filed with the Securities And Exchange Commission within 120 days following August 31, 1997, such items will be filed as an amendment to this Form 10-KSB not later than the end of the 120-day period.

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

                                                                                                 PAGE
(a)  1.  Financial Statements
         Included in Part II of this report:
         Report of Independent Certified Public Accountants                                       18
         Consolidated Balance Sheets at August 31, 1997 and 1996                                  19
         Consolidated Statements of Income for the years
           ended August 31, 1997, 1996 and 1995                                                   21
         Consolidated Statements of Changes in Stockholders'
           Equity (Deficiency) for the years ended
           August 31, 1997, 1996 and 1995                                                         23
         Consolidated Statements of Cash Flows for the years
           ended August 31, 1997, 1996 and 1995                                                   24
         Notes to Consolidated Financial Statements                                               26

     3.  Exhibits

         EXHIBIT REFERENCE

The following items pertain to this report and, accordingly, are filed herewith:

         (10) Material contracts:

               a) Building purchase Agreement between Registrant and Alvin Wunderlich Sr. Sr. Trust Number 1.
               b) Building Lease Agreement between Registrant and Verne W. Anderson and Mariella Anderson Living Trust.
               c)   Non-qualified, Non-plan Option Agreement between Registrant and Andrew W. Williams, Chairman of the Board and CEO.
               d)   Non-qualified, Non-plan Option Agreement between Registrant and James H. West, President and CFO.
               e) Non-qualified, Non-plan Option Agreement between Registrant and Kelly S. McMakin, Vice President, Secretary and Treasurer.

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

               (n) Convertible Promissory Note in the amount of $2,500,000 dated February 28, 1996 due February 28, 1997.

               (o) Security agreement dated February 28, 1996 executed in connection with the $2,500,000 Convertible Promissory Note.

               (p) Common Stock Purchase Warrants for 250,000 shares of the registrants common stock expiring January 1, 2001.

               (q) Common Stock Purchase Warrants for 400,000 shares of the registrants common stock expiring January 1, 2001.

               (r) Construction Agreement dated September 30, 1996 between Registrant and C.E. Block, Architect of Vero Beach, Florida.

               (s) Management Incentive Stock Option Plan approved January 30, 1996.

               (t) Non-Employee Director Stock Option Plan approved January 30, 1996.

         (22) Subsidiaries of the Registrant

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of fiscal 1997.

EXHIBIT 11:       COMPUTATION OF PER SHARE EARNINGS

                                                           YEAR ENDED AUGUST 31
                                                    1997          1996          1995
                                                   ------        ------        ------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
Primary
   Average shares outstanding                       8,076         5,988         5,701
   Net effect of dilutive stock options and
     warrants based on the treasury stock
     method using average market price                561           291            76
Total                                               8,637         6,279         5,777
Net income                                         $3,433        $2,262        $  707
Per share amount                                   $ 0.40        $ 0.36        $ 0.12

Fully diluted
   Average shares outstanding                       8,076         5,988         5,701
   Net effect of dilutive stock options and
     warrants-based on the treasury stock
     method using the year-end market price           639           387           171
Total                                               8,715         6,375         5,872
Per share amount                                   $ 0.39        $ 0.35        $ 0.12




                                   EXHIBIT 23

               Consent of Independent Certified Public Accountants

We consent to the incorporation by reference in the Registration Statements (Form S-3 No. 333-10067), (Form S-8 No. 333-07271) and (Form S-8 No. 333-07267)
of Florafax International, Inc. and in the related prospectuses of our report dated October 3, 1997, with respect to the consolidated financial statements of Florafax International, Inc. included in this Annual Report (Form 10-KSB) for the year ended August 31, 1997.

                                                        /s/ Ernst & Young LLP

Tampa, Florida
November 24, 1997

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Florafax International, Inc.



Date:  November 26, 1997                James H. West
       -----------------                -----------------------------
                                        President and Chief
                                        Financial Officer

DIRECTORS AND
PRINCIPAL OCCUPATIONS               OFFICERS                             OFFICES

T. CRAIG BENSON*                    ANDREW W. WILLIAMS                   CORPORATE HEADQUARTERS
  President, Corporate Equities       Chairman of the Board and            8075 20th Street
   Division of Service                 Chief Executive Officer             Vero Beach, Florida  32966
   Corporation International                                               561-563-0263
   Houston, Texas                   JAMES H. WEST
                                      President and Chief Financial
SOLOMON O. HOWELL, JR. *+              Officer                           FORM 10-KSB
  Secretary-Treasurer
   H&N Constructors, Inc.           KELLY S. MCMAKIN                     A copy of the exhibits
   Louisville, Kentucky               Vice President, Treasurer          accompanying the Form 10-KSB
                                       and Secretary                     report filed with The Securities
WILLIAM E. MERCER*+                                                      & Exchange Commission can be
  Chairman of the Board and                                              obtained by writing to:
   Chief Executive Officer          AUDITORS                              Kelly S. McMakin
  Southwest Guaranty Trust                                                8075 20th Street
   Company                          ERNST & YOUNG LLP                     Vero Beach, Florida  32966
   Houston, Texas                     Tampa, Florida
KENNETH G. PUTTICK*+
Owner of Ken Puttick Buick-Cadillac
   Vero Beach, Florida              CORPORATE COUNSEL

                                    CAUTHORN, HALE, HORNBERGER,
JAMES H. WEST                         FULLER, SHEEHAN & BECKER
  President of                        One Riverwalk Place, Suite 620
   Florafax International, Inc.       700 North St. Mary's Street
   Vero Beach, Florida                San Antonio, Texas 78205

ANDREW W. WILLIAMS                  TRANSFER AGENT
  Chairman of the Board             AND REGISTRAR
  Florafax International, Inc.
  Certified Public Accountant       REGISTRAR AND TRANSFER COMPANY
   Andrew W. Williams, P.A.           10 Commerce Drive
   Vero Beach, Florida                Cranford, New Jersey 07016





+Member of audit committee
*Member of compensation committee