Form 10QSB
period 1997-11-30
FLORAFAX INTERNATIONAL INC
filed 1998-01-13
CIK 37525

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 1997

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

The registrant had 8,255,722 shares of common stock, $0.01 par value, issued at November 30, 1997.

Transitional Small Business Disclosure Format (Check one):    Yes    ;  No   X

                                      INDEX

PART I   FINANCIAL INFORMATION
         ---------------------

                                                                                      PAGE NO.
                                                                                      --------
         Item 1.           Financial Statements (Unaudited):

                           Consolidated Balance Sheets
                           November 30, 1997 and August 31, 1997                        1 - 2

                           Consolidated Statements of Income and
                              Accumulated Deficit
                           Three Months Ended November 30, 1997
                              and November 30, 1996                                     3 - 4


                           Consolidated Statements of Cash Flows
                           Three Months Ended November 30, 1997
                              and November 30, 1996                                     5 - 6

                           Notes to Consolidated Financial Statements                     7

         Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                8 - 11

PART II  OTHER INFORMATION
         -----------------

         Item 1.           Legal Proceedings                                              12

         Item 2.           Changes in Securities                                          12

         Item 3.           Defaults Upon Senior Securities                                12

         Item 4.           Submission of Matters to a Vote of Security Holders            12

         Item 5.           Other Information                                              12

         Item 6.           Exhibits and Reports on Form 8-K                            12 - 14

                           Signatures                                                     15


                          FLORAFAX INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                   (IN THOUSANDS)
                                           NOVEMBER 30          AUGUST 31
                                              1997                1997
                                           -------------------------------
                                           (Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                     $4,273             $4,170
Restricted cash                                  114                 97
Accounts receivable:
          Trade, less allowances of $552
          at November 30, 1997 and $509 at
          August 31, 1997                      1,443              1,317
Charge card issuers                              399                343
Other                                             97                 94
                                           -------------------------------
                                               1,939              1,754

Deferred tax asset                               264                264
Prepaid and other assets                         255                 40
                                           -------------------------------
               TOTAL CURRENT ASSETS            6,845              6,325


Property and equipment, at cost:
         Fixtures and equipment                1,536              1,324
         Computer systems                        889                798
         Communication systems                 1,051              1,010
         Leasehold improvements                  601                524
                                           -------------------------------
                                               4,077              3,656
         Accumulated depreciation
         and amortization                      2,767              2,713
                                           -------------------------------
                                               1,310                943

          Excess of cost over net assets
          of acquired business                 1,995              1,995
          Deferred tax asset, net of
          allowance                            1,083              1,236
          Other                                  180                 95
                                           -------------------------------
                                               3,258              3,326

               TOTAL ASSETS                   11,413             10,594
                                           ===============================
See accompanying notes

                          FLORAFAX INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                          (IN THOUSANDS)
                                                  NOVEMBER 30          AUGUST 31
                                                     1997                1997
                                                 -------------------------------
                                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                      4,121             3,754
Accrued expenses                                      1,523             1,308
Unearned directory income                                80
Member benefits                                         142               147
                                                 -------------------------------
          TOTAL CURRENT LIABILITIES                   5,866             5,209

Long term debt, less current maturities                  80                80
Membership security deposits                             52                52
                                                 -------------------------------
          TOTAL LIABILITIES                           5,998             5,341

STOCKHOLDERS' EQUITY
 Preferred stock ($10 par value, 600,000 shares
   authorized at November 30, 1997
   and August 31, 1997, none issued)
 Common stock - ($.01 par value, 70,000,000
   shares authorized, 8,255,722 and 8,253,004 shares
   issued at November 30, 1997 and August 31, 1997,
   respectively                                          83                83

 Additional paid-in capital                          10,110            10,108
 Treasury stock at cost                              (1,616)           (1,438)
 Accumulated deficit                                 (3,162)           (3,500)
                                                 -------------------------------

TOTAL STOCKHOLDERS' EQUITY                           $5,415            $5,253
                                                 -------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $11,413           $10,594
                                                 ===============================



See accompanying notes

                          FLORAFAX INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                        THREE MONTHS ENDED
                                                  -----------------------------
                                                  NOVEMBER 30          NOVEMBER 30
                                                     1997                  1996
                                                  -----------------------------
                                                          (Unaudited)
NET REVENUES:
Member dues and fees                                 $629                 $511
Floral and other order
  processing                                        1,321                  991
Directory and advertising fees                        360                  303
Charge card processing                                424                  403
Other revenue                                          33                    4
                                                  -----------------------------
                                                    2,767                2,212
EXPENSES:
General and administrative                          1,336                1,172
Selling and advertising                               778                  602
Directory publishing                                   91                   91
Depreciation, amortization and
    retirements                                        69                   60
                                                  -----------------------------
                                                    2,274                1,925
                                                  -----------------------------
OPERATING INCOME                                      493                  287

OTHER INCOME (EXPENSE)
Interest expense                                       (2)                  (3)
Other                                                   2                    2
Interest income                                        36                   28
                                                  -----------------------------
                                                       36                   27

INCOME BEFORE TAXES                                  $529                 $314


Income tax expense (benefit)                          191                  (31)
                                                  -----------------------------

NET INCOME                                           $338                 $345


See accompanying notes

                          FLORAFAX INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED
                                                 -------------------------------
                                                  NOVEMBER 30        NOVEMBER 30
                                                      1997              1996
                                                 -------------------------------
                                                            (Unaudited)

NET INCOME:                                           $338                $345
Accumulated deficit at
     beginning of period                            (3,500)             (6,933)
                                                 -------------------------------
ACCUMULATED DEFICIT AT
END OF PERIOD                                      $(3,162)            $(6,588)
                                                 -------------------------------

Primary earnings per common share:                   $0.04               $0.04

WEIGHTED AVERAGE
SHARES OUTSTANDING                               8,623,000           8,674,000


Fully diluted earnings per common
    Share:                                           $0.04               $0.04

WEIGHTED AVERAGE SHARES
OUTSTANDING                                      8,718,000           8,715,000



See accompanying notes

                          FLORAFAX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                       -------------------------------
                                                       NOVEMBER 30           NOVEMBER 30
                                                          1997                   1996
                                                       -------------------------------
                                                                  (Unaudited)
OPERATING ACTIVITIES
         Net income                                       $338                   $345

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES

 Depreciation, amortization, and
     retirements                                            54                     35
 Provision for doubtful accounts                            38                     46
 Deferred income taxes                                     153                    (35)
 Increase (decrease) in cash
    flows due to changes in:
         Accounts receivable                              (223)                     1
         Prepaid and other assets                         (215)                  (153)
         Other assets                                       15                     31
         Accounts payable                                  367                     65
         Accrued liabilities                               290                    306
         Membership security deposits                                              (1)
                                                       -------------------------------
         NET CASH PROVIDED BY
         OPERATING ACTIVITIES                              817                    640

INVESTING ACTIVITIES
Capital expenditures                                      (421)                  (147)
Purchase of common stock                                  (100)
(Increase) decrease in restricted cash                     (17)                    17
                                                       -------------------------------
NET CASH (USED IN) INVESTING ACTIVITIES                  ($538)                 $(130)


See accompanying notes

                                   (CONTINUED)

                          FLORAFAX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                             NOVEMBER 30          NOVEMBER 30
                                                               1997                   1996
                                                             --------------------------------
                                                                     (Unaudited)
FINANCING ACTIVITIES
Purchases of treasury stock                                    (178)
Proceeds from issuing stock                                       2                     11
Payments of debt                                                                      (333)
                                                             ------------------------------
NET CASH USED IN
FINANCING ACTIVITIES                                           (176)                  (322)
                                                             ------------------------------
NET INCREASE IN CASH AND
CASH EQUIVALENTS                                                103                    188
Cash and cash equivalents
at beginning of year                                          4,170                  3,671
                                                             ------------------------------

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                             $4,273                  3,859
                                                             ==============================

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

Cash paid during the period for interest                                                $1
Cash paid during the period for
 income tax                                                     $38                    $12
                                                             ==============================






See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE (1) MANAGEMENT'S OPINION AND ACCOUNTING POLICIES

The accompanying interim financial statements should be read in conjunction with the Florafax International, Inc. (the Company's) Form 10-KSB for the year ended August 31, 1997.

In the opinion of Management the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of November 30, 1997 and the consolidated results of operations and cash flows for the three months ended November 30, 1997.

Historically, the Company's flowers-by-wire operation is seasonal in that its member florists send a much larger volume of orders during Thanksgiving, the Christmas season, Valentine's Day, Easter and Mother's Day. Therefore, the results of operations of an interim period may not necessarily be indicative of the results expected for a full year. In an effort to increase orders to member florists, the Company continues to engage in non traditional campaigns through it's wholly owned subsidiary, The Flower Club (800-800 SEND). The Flower Club was formed to generate additional orders by pursuing relationships with nationally recognized corporations. The Company engages in joint marketing campaigns with these corporations not only during holidays, but also during non-seasonal periods in an effort to provide member florists with orders during slow periods of the year.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
The Company continues to generate significant cash flows. Cash provided by operating activities was $817,000 for the three months ended November 30, 1997 compared to $640,000 for the three months ended November 30, 1996.

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

During 1997 the Board of Directors approved the purchase of up to 1,000,000 shares of the Company's common stock. During the quarter ended November 30, 1997 the Company purchased 39,000 shares of its common stock at a cost of $178,000, bringing the total number of treasury shares purchased to approximately 520,000 at a cost of $1,616,000.

RESULTS OF OPERATIONS
---------------------

GENERAL COMMENTS
Revenues are up in every category for the quarter ended November 30, 1997 when compared to the same period in the previous year. Total net revenue is up 25% when compared to the same period in the prior year. Operating income increased by 72% for the quarter when compared to the prior year.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

NET REVENUES
Revenue from member dues and fees has increased for the quarter ended November 30, 1997 when compared to the same period in the prior year. This increase is primarily attributable to an increase in member florists.

Floral order revenue increased significantly for the quarter when compared to the same period last year, attributable primarily to an increase in Flower Club revenues. In addition, the Company experienced an increase in the floral orders sent between member florists as well as an increase in revenues generated by the Talking Bouquet, a product introduced by the Company last year.

Net revenues from credit card operations increased moderately for the quarter ended November 30, 1997 when compared to the same period in the prior year. The Company's gross volume increased over 25% for the quarter when compared to last year. However, as has been the case over the past year, the Company has reduced discount rates for customers with significant amounts of volume in an effort to remain competitive. Management believes thin profit margins are consistent throughout the industry, and that the Companies current pricing strategy is competitive.

Advertising and directory fees increased for quarter ended November 30, 1997 when compared to the same period in the prior year, due primarily to an increase in members. Member florists are billed for both advertising and directories.

EXPENSES
Member support, general and administrative expenses increased for quarter ended November 30, 1997 when compared to the prior year. The primary components of the increase were labor costs, telephone expense, consulting fees and investor relation expenses. The labor costs increased moderately as a result of increased Flower Club order volume and general wage increases. The increase in telephone related expenses was due to an increase in order volume and certain expenses related to the new phone equipment in the Companies order centers. The increased consulting fees and investor relation expenses are a result of the Companies efforts to utilize the talents of certain individuals on an "as needed" basis, including a public relations firm to assist in familiarizing the investment community with the Company.

Selling and advertising expenses increased for the quarter ended November 30, 1997 when compared to the prior year. There are two main reasons for the increase. First, the Company has increased its sales and marketing staff in order to continue to grow its floral membership and generate additional orders for member florists. Second, the Company paid higher marketing commissions and printing costs related to the increased Flower Club order volume in 1997 when compared to 1996.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

INCOME TAXES
The Company accounts for income taxes using Financial Accounting Standard Board statement No. 109, ACCOUNTING FOR INCOME TAXES, which requires the asset and liability method of accounting for income taxes. Under the asset and liability method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Until 1996, the Company had provided the full valuation allowance on net deferred tax assets based on the Company's history of losses and the uncertainty surrounding the Company's ability to recognize such assets in the future.

However, during the year ended August 31, 1996 the Company re-evaluated its historical losses, and its projected future earnings, and reached the conclusion that it was more likely than not that some portion of the deferred tax asset would be realized. At that time the valuation allowance was reduced resulting in a net deferred tax benefit. At August 31, 1996 the Company still had available certain income tax benefits related primarily to timing differences and operating loss carryforwards for which a valuation allowance was recorded, due to uncertainties surrounding the Company's ability to ultimately realize the entire amount of these benefits. During 1996 as the Company incurred income tax expense there were corresponding reductions in the valuation allowance, thereby resulting in certain income tax benefits. These income tax benefits exceeded the income tax expense causing no income tax expense to be shown in 1996.

At August 31, 1997 the Company further reduced the valuation allowance so that the deferred tax asset reflected the ultimate amount of tax benefits expected to be realized. Consequently, during the quarter ended November 30, 1997 Company recorded a net income tax expense, as there were no income tax benefits to offset the income tax expense.

YEAR 2000 ISSUE
The Company believes that it has adequately addressed the year 2000 issues. For externally purchased software the Company has performed various test transactions and concluded that these applications are ready for use in the year 2000. For internally developed software the Company has assessed the applications and determined that relatively minor changes will be required for the year 2000 at a minimal cost and effort.

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

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

For a summary of legal proceedings, reference is made to Item 3, Legal Proceedings, included in the Company's annual report on Form 10-KSB for the year ended August 31, 1997.

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

                  (i) Loan to James H. West, Director, President and Chief Financial Officer, dated August 28, 1994.

                  (j) Consulting agreement with David Harper of Ventura County California dated December 10, 1993.

                  (k) Promissory Note to Citrus Bank dated August 31, 1995.

                  (l) Operating lease agreement between Registrant and Alvin Wunderlich dated April 1995.

                  (m) Agreement of Purchase and Sale made and entered into to be effective December 29, 1995 by and between Registrant and St. James Partners, LTD. 7% Convertible Promissory Note in the amount of $2,500,000 dated February 28, 1996 due February 28, 1997.

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

EXHIBIT REFERENCE

                  (o) Common Stock Purchase Warrant for 250,000 shares of the registrants common stock expiring January 1, 2001.

                  (p) Common Stock Purchase Warrant for 400,000 shares of the registrants Common stock expiring January 1, 2001.

                  (q) Construction Agreement dated September 30, 1996 between Registrant And C.E. Block, Architect of Vero Beach, Florida.

   (22)   Subsidiaries of the Registrant

Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of fiscal 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Florafax International, Inc.

Date:    January 12, 1998                         James H. West
         ---------------------                    ------------------------------
                                                  President and Chief
                                                  Financial Officer