Form 10QSB
period 1998-02-28
FLORAFAX INTERNATIONAL INC
filed 1998-04-10
CIK 37525

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the quarterly period ended February 28, 1998


[ ]  Transition Report Under Section 13 or 15(d) of the Exchange Act


      For the transition period from _______________ to __________________


                             Commission File Number:
                                     0-5531


                          FLORAFAX INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                        41-0719035
    -------------------------------------------------------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                        Identification No.)


                   8075 20th Street, Vero Beach, Florida 32966
    -------------------------------------------------------------------------
                    (Address of principal executive offices)


                                  561-563-0263
    -------------------------------------------------------------------------
                           (Issuer's telephone number)


    -------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  X     NO
                                                             ----      ----

The registrant had 8,350,886 shares of common stock, $0.01 par value, issued at February 28, 1998.

Transitional Small Business Disclosure Format (Check one): Yes [ ];  No [X]

                                      INDEX


                                                                                PAGE NO.
                                                                                --------
PART I   FINANCIAL INFORMATION

         Item 1.   Financial Statements (Unaudited):

                   Consolidated Balance Sheets
                   February 28, 1998 and August 31, 1997                          1 - 2

                   Consolidated Statements of Income and
                   Accumulated Deficit
                   Three and Six Months Ended February 28, 1998
                   and February 28, 1997                                          3 - 4

                   Consolidated Statements of Cash Flows
                   Six Months Ended February 28, 1998
                   and February 28, 1997                                          5 - 6

                   Notes to Consolidated Financial Statements                     7 - 8

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                  9 - 12

PART II  OTHER INFORMATION

         Item 1.   Legal Proceedings                                                13

         Item 2.   Changes in Securities                                            13

         Item 3.   Defaults Upon Senior Securities                                  13

         Item 4.   Submission of Matters to a Vote of Security Holders            13 - 14

         Item 5.   Other Information                                                14

         Item 6.   Exhibits and Reports on Form 8-K                               14 -17

                   Signatures                                                       17



                          FLORAFAX INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                           (IN THOUSANDS)
                                                     FEBRUARY 28     AUGUST 31
                                                         1998          1997
                                                     ------------    ---------
                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                               $ 4,405      $ 4,170
Restricted cash                                              99           97
Accounts receivable:
          Trade, less allowances of
          $512 at February 28, 1998
          and $509 at August 31, 1997                     2,338        1,317
Charge card issuers                                         412          343
Other                                                       197           94
                                                        -------      -------
                                                          2,947        1,754

Deferred tax asset                                          264          264
Prepaid and other assets                                    294           40
                                                        -------      -------
                           TOTAL CURRENT ASSETS           8,009        6,325


Property and equipment, at
cost:
         Fixtures and equipment                           1,552        1,324
         Computer systems                                   935          798
         Communication systems                            1,060        1,010
         Land, building and leasehold improvements        1,280          524
                                                        -------      -------
                                                          4,827        3,656
         Accumulated depreciation
          and amortization                                2,833        2,713
                                                        -------      -------
                                                          1,994          943
Excess of cost over net
 assets of acquired business                              1,995        1,995
Deferred tax asset, net of allowance                        872        1,236
Other                                                       164           95
                                                        -------      -------
                                                          3,031        3,326

                            TOTAL ASSETS                $13,034      $10,594
                                                        =======      =======



See accompanying notes

                          FLORAFAX INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    (IN THOUSANDS)
                                                             FEBRUARY 28      AUGUST 31
                                                                 1998           1997
                                                             ----------       --------
                                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                               $  5,675       $  3,754
Accrued expenses                                                  1,269          1,308
Member benefits                                                     146            147
                                                               --------       --------
                              TOTAL CURRENT LIABILITIES           7,090          5,209


Long term debt, less current maturities                              80             80
Membership security deposits                                         59             52
                                                               --------       --------
                              TOTAL LIABILITIES                   7,229          5,341


STOCKHOLDERS' EQUITY
 Preferred stock ($10 par value,
   600,000 shares authorized at
   February 28, 1998 and August 31, 1997,
   none issued)
 Common stock - ($.01 par value, 70,000,000
   shares authorized, 8,350,886 and 8,253,004 shares
   issued at February 28, 1998 and August 31, 1997,
   respectively                                                      83             83
 Additional paid-in capital                                      10,120         10,108
 Treasury stock at cost                                          (1,616)        (1,438)
 Accumulated deficit                                             (2,782)        (3,500)
                                                               --------       --------

TOTAL STOCKHOLDERS' EQUITY                                     $  5,805       $  5,253
                                                               --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 13,034       $ 10,594
                                                               ========       ========



See accompanying notes

                          FLORAFAX INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                       -------------------------   -------------------------
                                       FEBRUARY 28   FEBRUARY 28   FEBRUARY 28   FEBRUARY 28
                                           1998         1997          1998          1997
                                       -----------   -----------   -----------   -----------
NET REVENUES:
Member dues and fees                     $   723       $   624       $ 1,352       $ 1,134
Floral and other order
    processing                             2,323         1,915         3,644         2,923
Directory and advertising fees               464           353           824           656
Charge card processing                       483           395           907           792
Other revenue                                 47             8            80            12
                                         -------       -------       -------       -------
                                           4,040         3,295         6,807         5,517
EXPENSES:
General and administrative                 1,876         1,669         3,212         2,843
Selling and advertising                    1,374           950         2,152         1,561
Directory publishing                         140            97           231           187
Depreciation, amortization
    and retirements                           82            67           151           127
                                         -------       -------       -------       -------
                                           3,472         2,783         5,746         4,718
                                         -------       -------       -------       -------

OPERATING INCOME                             568           512         1,061           799

OTHER INCOME (EXPENSE)
Interest expense                              (1)           (1)           (3)           (4)
Other                                          6           915             8           916
Interest income                               40            45            76            74
                                         -------       -------       -------       -------
                                              45           959            81           986
                                         -------       -------       -------       -------

INCOME BEFORE TAXES                          613         1,471         1,142         1,785
Income taxes                                 233            33           424             2
                                         -------       -------       -------       -------

NET INCOME                               $   380       $ 1,438       $   718       $ 1,783




See accompanying notes

                          FLORAFAX INTERNATIONAL ,INC.
            CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                         -------------------------   -------------------------
                                         FEBRUARY 28   FEBRUARY 28   FEBRUARY 28   FEBRUARY 28
                                             1998          1997         1998           1997
                                         -----------   -----------   -----------   -----------
NET INCOME:                                $   380       $ 1,438       $   718       $ 1,783
Accumulated deficit at
     Beginning of period                    (3,162)       (6,588)       (3,500)       (6,933)
                                           -------       -------       -------       -------
ACCUMULATED DEFICIT AT
END OF PERIOD                              $(2,782)      $(5,150)      $(2,782)      $(5,150)
                                           -------       -------       -------       -------

Basic earnings per common share:              $.05         $0.17          $.09         $0.22



WEIGHTED AVERAGE
SHARES OUTSTANDING                           7,345         8,221         7,677         8,217

Fully diluted earnings per
common share:                                 $.04         $0.16          $.08         $0.20

WEIGHTED AVERAGE SHARES
OUTSTANDING                                  8,722         8,806         8,714         8,797



See accompanying notes

                          FLORAFAX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                          -------------------------
                                                          FEBRUARY 28   FEBRUARY 28
                                                             1998           1997
                                                          -----------   -----------
OPERATING ACTIVITIES
         Net income                                         $   718       $ 1,783

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES
 Depreciation, amortization, and
     retirements                                                120            76
 Provision for doubtful accounts                                 86            99
 Deferred income taxes                                          364           (35)

 Increase (decrease) in cash flows due to changes in:
         Accounts receivable                                 (1,279)         (688)
         Prepaid and other assets                              (254)          (92)
         Other assets                                            31           143
         Accounts payable                                     1,921           964
         Accrued liabilities                                    (40)          386
         Membership security deposits                             7             5
                                                            -------       -------
         NET CASH PROVIDED BY
         OPERATING ACTIVITIES                                 1,674         2,641

INVESTING ACTIVITIES
Capital expenditures                                         (1,171)         (427)
Purchase of common stock                                       (100)
(Increase) decrease in restricted cash                           (2)           22
                                                            -------       -------
NET CASH (USED IN) INVESTING ACTIVITIES                     $(1,273)      $  (405)



See accompanying notes

                                   (CONTINUED)

                          FLORAFAX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      SIX MONTHS ENDED
                                                 -------------------------
                                                 FEBRUARY 28   FEBRUARY 28
                                                     1998         1997
                                                 ----------    -----------
FINANCING ACTIVITIES
Purchases of treasury stock                           (178)
Proceeds from issuing stock                             12            11
Payments of debt                                                    (333)
                                                   -------       -------
NET CASH (USED IN)
FINANCING ACTIVITIES                                  (166)         (322)
                                                   -------       -------
NET INCREASE IN CASH AND
CASH EQUIVALENTS                                       235         1,914
Cash and cash equivalents
at beginning of year                                 4,170         3,671
                                                   -------       -------

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                   $ 4,405         5,585
                                                   =======       =======

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

Cash paid during the period for interest                         $     1
Cash paid during the period for
 income tax                                        $    60       $    24
                                                   =======       =======



See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) MANAGEMENT'S OPINION AND ACCOUNTING POLICIES

The accompanying interim financial statements should be read in conjunction with the Florafax International, Inc. (the Company's) Form 10-KSB for the year ended August 31, 1997.

In the opinion of Management the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of February 28, 1998 and the consolidated results of operations and cash flows for the three and six months ended February 28, 1998.

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

NOTE (2) CONTINGENCIES

During the quarter ended February 28, 1997, the Company received a $1,041,000 court award related to a dispute that arose in 1990 with GTE/Market Resources, Inc. There were no conditions attached to the award and, accordingly, the amount was included in income in that quarter, which is the primary component of other income in 1997.

NOTE (3) RECENT PRONOUNCEMENTS

EARNINGS PER SHARE - In February 1997, the FASB issued Statement No. 128, EARNINGS PER SHARE, which is effective for periods ending after December 15, 1997. As a result, the Company implemented Statement No. 128 during the quarter ended February 28, 1998. Under the new requirements, primary earnings per share is replaced with basic earnings per share, which excludes the dilutive effect of stock options and other common stock equivalents. In addition, Statement No. 128 requires restatement of all prior periods. Accordingly, the quarter and six months ended February 28, 1997 have been restated to conform to Statement No. 128.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS 131), which supersedes Financial Accounting Standards No. 14. SFAS 131 uses a management approach to report financial and descriptive information about a Company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. SFAS 131 is effective for fiscal years beginning after December 31, 1997. Management is currently assessing the impact of this Standard.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME (SFAS
130). SFAS 130 requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. SFAS is effective for fiscal years beginning after December 15, 1997. Management is currently assessing the impact of this Standard.

NOTE (4) CREDIT FACILITY

During the second quarter of 1998 the Company secured a $5 million revolving credit facility with First Union National Bank of Florida. The credit facility, collateralized by all the Company's assets, is for two years at the bank's prime rate of interest, and will be used primarily to finance the acquisition of companies that provide a strategic fit with Florafax's business. A $2 million sublimit is also available for general working capital.

NOTE (5) AMENDMENT TO THE MANAGEMENT INCENTIVE STOCK PLAN

At the annual shareholder meeting held during the second quarter of fiscal 1998 the shareholders voted to approve an amendment to the Management Incentive Stock Plan (Incentive Plan) to increase the aggregate number of shares that may be subject to awards under the Incentive Plan from 500,000 shares to 1,000,000 shares of common stock of the Company

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company continues to generate significant cash flows. Cash provided by operating activities was $1,674,000 for the six months ended February 28, 1998 compared to $2,641,000 (which includes proceeds of $1,041,000 from a litigation settlement) for the six months ended February 28, 1997.

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

During the second quarter of 1998 the Company purchased the land and building which were previously leased as the Company's corporate headquarters. The purchase price was $672,500. In addition, the Company purchased a new telephone switch in the amount of $220,000. As a result of the Company's cash position, both of these purchases were funded with operating cash flows.

RESULTS OF OPERATIONS

General Comments

Revenues are up in every category for the quarter and six months ended February 28, 1998 when compared to the same periods in the previous year. Total net revenues were up 23% for both the quarter and six months ended February 28, 1998 when compared to the same periods in the prior year. Operating income increased by 11% for the quarter and 33% for the six months ended February 28, 1998 when compared to the same periods in the prior year.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Net Revenues

Revenue from member dues and fees has increased for both the quarter and six months ended February 28, 1998 when compared to the same periods in the prior year. This increase is primarily attributable to an increase in member florists.

Floral order revenue increased for both the quarter and six months ended February 28, 1998 when compared to the same periods last year. This is attributable primarily to an increase in Flower Club revenues as well as an increase in shop to shop revenues. In addition, the Company is experiencing positive results from its gift basket program and also the Talking Bouquet, a product introduced by the Company last year.

Net revenues from credit card operations increased for both the quarter and six months ended February 28, 1998 when compared to the same periods in the prior year, which is primarily attributable to an increase in gross dollars processed by the Company's merchants.

Advertising and directory fees increased for both the quarter and six months ended February 28, 1998 when compared to the same periods in the prior year. This is due primarily to the issuance of an additional directory in 1998 when compared to 1997, and also an increase in advertising by member florists.

Expenses

Member support, general and administrative expenses increased for both the quarter and six months ended February 28, 1998 when compared to the same periods in the prior year. The primary components of the increase were labor costs, telephone expense, consulting fees and investor relation expenses. The labor costs increased moderately as a result of increased Flower Club order volume and general wage increases. The increase in telephone related expenses was due to an increase in order volume and certain expenses related to the new phone equipment in the Companies order centers. The increased consulting fees and investor relation expenses are a result of the Companies efforts to utilize the talents of certain individuals on an "as needed" basis, including a public relations firm to assist in familiarizing the investment community with the Company.

Selling and advertising expenses increased for both the quarter and six months ended February 28, 1998 when compared to the same periods in the prior year. There are two main reasons for the increase. First, the Company has increased its sales and marketing staff in order to continue to grow its floral membership and generate additional orders for member florists. Second, the Company paid higher marketing commissions and printing costs related to the increased Flower Club order volume in 1998 when compared to 1997.

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

At August 31, 1997 the Company further reduced the valuation allowance so that the deferred tax asset reflected the ultimate amount of tax benefits expected to be realized. Consequently, during the quarter and six months ended February 28, 1998 the Company recorded a net income tax expense, as there were no income tax benefits to offset the income tax expense.

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

The events described in such statements, and the success of the management strategies described by those statements, are subject to certain risks and uncertainties which could cause actual results to differ from those discussed; among those risks and uncertainties which are particular to the Company are: continued consumer spending on discretionary items such as flowers and gifts, the success of the Company in maintaining relations with corporate marketing partners, the success of the Company in maintaining a strong membership base, the continued use of credit cards as the preferred method of payment by customers of members, increased labor costs and the health of the retail flower industry as a whole.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

For a summary of legal proceedings, reference is made to Item 3, Legal Proceedings, included in the Company's annual report on Form 10-KSB for the year ended August 31, 1997 and to Note 2 of the Notes to Consolidated Financial Statements included in this filing.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  The Submission of Matters to a Vote of Security Holders

An annual meeting of the shareholders of the Company was held on January 27, 1998 pursuant to notice of the meeting and the proxy statement for the annual meeting first mailed on or about December 18, 1997 to all shareholders of record as of November 28, 1997.

The meeting was held:

1)   To elect six directors;
2) To consider and vote upon approval to amend the Company's Management Incentive Stock Plan ("Incentive Plan") to increase the aggregate number of shares that may be subject to awards under the Incentive Plan from 500,000 shares to 1,000,000 shares of common stock of the Company; and
3) To transact such other business as may properly come before the meeting or any adjournment or postponement thereof.

The following individuals were nominated as directors and were the only nominees submitted to the shareholders. The number of shares voted and those withheld from each such nominee are listed below:

                                      FOR           WITHHELD
                                      ---           --------

T. Craig Benson                     7,463,600         6,395
S. Oden Howell                      7,463,900         6,095
William E. Mercer                   7,463,900         6,095
Kenneth G. Puttick                  7,463,600         6,395
James H. West                       7,463,900         6,095
Andrew W. Williams                  7,463,900         6,095

There were no abstentions or broker non-votes.

Other matters submitted to a vote by the shareholders are shown below, along with the votes for and against each matter.

                                                                                                   BROKER
                                                      FOR           AGAINST         ABSTAIN       NON VOTES
                                                      ---           -------         -------       ---------
To increase the aggregate number of
shares that may be subject to awards
under the Incentive Plan from 500,000
shares to 1,000,000 shares of common
stock of the Company                                 3,944,724       45,923          13,483        3,465,865


There was no other business to come before the meeting. The total number of shares present at the meeting in person or by proxy was 7,469,995 representing 97% of the shares outstanding, 7,724,742.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on form 8-K

Exhibits

EXHIBIT REFERENCE
-----------------

         (10) Material Contracts

               (a) Amendment dated January 7, 1998 to building purchase agreement between Registrant and Alvin Wunderlich Sr. Trust Number 1

               (b) Promissory note agreement dated January 16, 1998 in the amount of $5,000,000 between Registrant and First Union National Bank

               (c) Loan agreement dated January 16, 1998 between Registrant and First Union National Bank.

               (d) Security Agreement dated January 16, 1998 between Registrant and First Union National Bank.

               (e) Closing Statement dated January 16, 1998 between Registrant and First Union National Bank.

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

EXHIBIT REFERENCE

               (q) Construction Agreement dated September 30, 1996 between Registrant And C.E. Block, Architect of Vero Beach, Florida.

               (r) Building purchase Agreement between Registrant and Alvin Wunderlich Sr. Trust Number 1.

               (s) Building lease Agreement between Registrant and Verne W. Anderson and Mariella Anderson Living Trust

               (t) Nonqualified, Nonplan Option Agreement between Registrant and Andrew W. Williams, Chairman of the Board and CEO.

               (u) Nonqualified, Nonplan Option Agreement between Registrant and James H. West, President and CFO.

               (v) Nonqualified, Nonplan Option Agreement between Registrant and Kelly S. McMakin, Treasurer and Secretary.

               (w) Nonqualified, Nonplan Option Agreement between Registrant and James J. Pagano, Vice President and Marketing Director

   (22)   Subsidiaries of the Registrant

Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter of fiscal 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Florafax International, Inc.



Date:    April 10, 1998                         JAMES H. WEST
         --------------                         -------------------
                                                President and Chief
                                                Financial Officer