Form 10QSB
period 1998-05-31
FLORAFAX INTERNATIONAL INC
filed 1998-07-13
CIK 37525

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended May 31, 1998

[x]  Transition Report Under Section 13 or 15(d) of the Exchange Act

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

                                  561-563-0263
                           ---------------------------
                           (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,937,570 AS OF JULY 3, 1998.

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No [X]

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets
          May 31, 1998 and August 31, 1997                                1 - 2

          Consolidated Statements of Income and
                Accumulated Deficit
          Three and Nine Months Ended May 31, 1998
               and May 31, 1997                                           3 - 4

          Consolidated Statements of Cash Flows
          Nine Months Ended May 31, 1998
               and May 31, 1997                                           5 - 6

          Notes to Consolidated Financial Statements                      7 - 9

Item 2.   Management's Discussion and Analysis or
          Plan of  Operation                                             10 - 13

PART II OTHER INFORMATION

Item 1.   Legal Proceedings                                                14
Item 2.   Changes in Securities and use of Proceeds                        14

Item 3.   Defaults Upon Senior Securities                                  14
Item 4.   Submission of Matters to a Vote of Security Holders              14
Item 5.   Other Information                                                14
Item 6.   Exhibits and Reports on Form 8-K                               14 - 17

          Signatures                                                        18



                          FLORAFAX INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                      (IN THOUSANDS)
                                                   MAY 31      AUGUST 31
                                                    1998          1997
                                                   -------     ---------
                                                  (Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                          $ 7,959      $ 4,170
Restricted cash                                        122           97
Accounts receivable:
   Trade, less allowances of
   $536 at May 31, 1998 and $509
   at August 31, 1997                                3,413        1,317
Charge card issuers                                    490          343
Other                                                  143           94
                                                   -------      -------
                                                     4,046        1,754

Deferred  tax asset, net of allowance                  264          264
Prepaid and other assets                               111           40
                                                   -------      -------
                                                    12,502        6,325
             TOTAL CURRENT ASSETS

Property and equipment, at cost:
   Fixtures and equipment                            1,541        1,324
   Computer systems                                    953          798
   Communication systems                             1,096        1,010
   Land, building and leasehold
    improvements                                     1,283          524
                                                   -------      -------
                                                     4,873        3,656
   Accumulated depreciation
   and amortization                                  2,906        2,713
                                                   -------      -------
                                                     1,967          943

Excess of cost over net assets
  of acquired business                               5,588        1,995
Deferred tax asset, net of allowance                   574        1,236
Other                                                  274           95
                                                   -------      -------
                                                     6,436        3,326
             TOTAL ASSETS                          $20,905      $10,594
                                                   =======      =======




See accompanying notes

                          FLORAFAX INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                             (IN THOUSANDS)
                                                         MAY 31       AUGUST 31
                                                          1998           1997
                                                        --------      ---------
                                                      (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt                         80
Accounts payable                                       $ 10,538       $  3,754
Accrued expenses                                          1,270          1,308
Member benefits                                             150            147
                                                       --------       --------
              TOTAL CURRENT LIABILITIES                  12,038          5,209

Long term debt, less current maturities                   2,500             80
  Membership security deposits                               59             52
                                                       --------       --------
               TOTAL LIABILITIES                         14,597          5,341

STOCKHOLDERS' EQUITY
Preferred stock ($10 par  value,
  600,000 shares authorized at
  May 31, 1998 and August 31, 1997,
  none issued)
Common stock - ($.01 par value, 70,000,000
  shares authorized, 8,457,545 and 8,253,004
  shares issued at May 31, 1998 and
  August 31, 1997, respectively                              83             83
Additional paid-in capital                               10,123         10,108
Treasury stock at cost                                   (1,616)        (1,438)
Accumulated deficit                                      (2,282)        (3,500)
                                                       --------       --------

TOTAL STOCKHOLDERS' EQUITY                             $  6,308       $  5,253
                                                       --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 20,905       $ 10,594
                                                       ========       ========



See accompanying notes

                          FLORAFAX INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                        THREE MONTHS ENDED MAY 31      NINE MONTHS ENDED MAY 31
                                        -------------------------      ------------------------
                                           1998           1997           1998           1997
                                         --------       --------       --------       --------
NET REVENUES:

Member dues and fees                     $    742       $    637       $  2,094       $  1,771
Floral and other order
  Processing                                2,290          2,079          5,934          5,002
Directory and advertising fees                380            372          1,204          1,028
Charge card processing                        478            413          1,385          1,204
Other revenue                                  15              6             95             18
                                         --------       --------       --------       --------
                                            3,905          3,507         10,712          9,023
EXPENSES:

General and administrative                  1,852          1,670          5,064          4,514
Selling and advertising                     1,145            974          3,297          2,535
Directory publishing                           70            101            301            288
Depreciation and amortization                  96             64            247            191
                                         --------       --------       --------       --------
                                            3,163          2,809          8,909          7,528
                                         --------       --------       --------       --------
OPERATING INCOME                              742            698          1,803          1,495
OTHER INCOME (EXPENSE)
Interest expense                               (4)            (1)            (7)            (5)
Other                                          14              1             22            919
Interest income                                45             57            121            131
                                         --------       --------       --------       --------
                                               55             57            136          1,045
                                         --------       --------       --------       --------

INCOME BEFORE TAXES                           797            755          1,939          2,540
Income taxes                                  297                           721              2
                                         --------       --------       --------       --------

NET INCOME                               $    500       $    755       $  1,218       $  2,538



See accompanying notes

                          FLORAFAX INTERNATIONAL ,INC.
            CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                            THREE MONTHS ENDED MAY 31   NINE MONTHS ENDED MAY 31
                                            -------------------------   ------------------------
                                                1998          1997          1998          1997
                                              -------       -------       -------       -------
NET INCOME:                                   $   500       $   755       $ 1,218       $ 2,538
Accumulated deficit at
     Beginning of period                       (2,782)       (5,150)       (3,500)       (6,933)
                                              -------       -------       -------       -------
ACCUMULATED DEFICIT AT
END OF PERIOD                                 $(2,282)      $(4,395)      $(2,282)      $(4,395)
                                              -------       -------       -------       -------

Basic earnings per common share:              $   .06       $   .09       $   .16       $  0.31

WEIGHTED AVERAGE
SHARES OUTSTANDING                              7,863         8,092         7,740         8,175

Fully diluted earnings per
common share:                                 $   .06       $   .09       $   .14       $   .29

WEIGHTED AVERAGE SHARES OUTSTANDING             8,686         8,740         8,683         8,800





See accompanying notes

                          FLORAFAX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                  MAY 31        MAY 31
                                                                   1998          1997
                                                                 -------       -------
OPERATING ACTIVITIES
         Net income                                              $ 1,218       $ 2,538
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES

 Depreciation, amortization, and
     retirements                                                     247           150
 Provision for doubtful accounts                                     136           162
 Deferred income taxes                                               662           (62)
  Increase (decrease) in cash flows due to changes in:
         Receivables                                              (2,428)       (1,938)
         Prepaid and other assets                                    (71)          (76)
         Other assets                                                (79)          157
         Accounts payable                                          6,784         1,769
         Accrued liabilities                                         (35)          697
         Membership security deposits                                  7             5
                                                                 -------       -------
         NET CASH PROVIDED BY
         OPERATING ACTIVITIES                                      6,395         3,402

INVESTING ACTIVITIES
Capital expenditures                                              (1,218)         (785)
Increase in Goodwill                                              (3,600)
Purchase of common stock                                            (100)
(Increase) decrease in restricted cash                               (25)           22
                                                                 -------       -------
NET CASH (USED IN) INVESTING ACTIVITIES                          ($4,943)      $  (763)




See accompanying notes

                                   (CONTINUED)

                          FLORAFAX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                  NINE MONTHS ENDED MAY 31
                                                     1998         1997
                                                   -------       -------

FINANCING ACTIVITIES
Proceeds from issuing debt                           2,500
Purchases of treasury stock                           (178)       (1,343)
Proceeds from issuing stock                             15            11
Payments of debt                                                    (333)
                                                   -------       -------
NET CASH (USED IN)
FINANCING ACTIVITIES                                 2,337        (1,665)
                                                   -------       -------
NET INCREASE IN CASH AND
CASH EQUIVALENTS                                     3,789           974
Cash and cash equivalents
at beginning of year                                 4,170         3,671
                                                   -------       -------

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                   $ 7,959         4,645
                                                   =======       =======

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

Cash paid during the period for interest                         $     1
Cash paid during the period for
 income tax                                        $    60       $    52



See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) MANAGEMENT'S OPINION AND ACCOUNTING POLICIES

The accompanying interim financial statements should be read in conjunction with the Florafax International, Inc. (the Company's) Form 10-KSB for the year ended August 31, 1997.

In the opinion of Management the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of May 31, 1998 and the consolidated results of operations and cash flows for the three and nine months ended May 31, 1998.

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

NOTE (2) CONTINGENCIES

During the nine months ended May 31, 1997, the Company received a $1,041,000 court award related to a dispute that arose in 1990 with GTE/Market Resources, Inc. There were no conditions attached to the award and, accordingly, the amount was included in income in that quarter, which is the primary component of other income in 1997.

NOTE (3) RECENT PRONOUNCEMENTS

EARNINGS PER SHARE - In February 1997, the FASB issued Statement No. 128, EARNINGS PER SHARE, which is effective for periods ending after December 15, 1997. As a result, the Company implemented Statement No. 128 during the nine months ended May 31, 1998. Under the new requirements, primary earnings per share is replaced with basic earnings per share, which excludes the dilutive effect of stock options and other common stock equivalents. In addition, Statement No. 128 requires restatement of all prior periods. Accordingly, the quarter and nine months ended May 31, 1997 have been restated to conform to Statement No. 128.

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

NOTE (4) CREDIT FACILITY

During the second quarter of 1998 the Company secured a $5 million revolving credit facility with First Union National Bank of Florida. The credit facility, collateralized by all the Company's assets, is for two years at the bank's prime rate of interest, and will be used primarily to finance the acquisition of companies that provide a strategic fit with Florafax's business. A $2 million sublimit is also available for general working capital. During the quarter ended May 31, 1998 the Company borrowed $2,500,000 from the facility for use in an acquisition (See Note (5) Acquisition).

NOTE (5) ACQUISITION

During the quarter ended May 31, 1998, the Company acquired substantially all the assets of Marketing Projects, Inc. ("MPI"), a California corporation. MPI is in the business of marketing floral and gift products to nationally recognized corporations, and had been the Company's primary marketing firm prior to this purchase. The acquired assets consist primarily of the Proprietary System and Know-How pertaining to the relationships with the Company's primary corporate business partners. The purchase price for the assets was $3,600,000, which was funded via a $2,500,000 loan from First Union National Bank and $1,100,000 from cash on hand. In addition to the purchase price, the Company may pay up to $125,000 in each of the next eight fiscal quarters contingent upon the performance of the business acquired. In addition, the Company has agreed to pay $100,000 for a two year non-compete agreement with the principal employees of MPI.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (6) AMENDMENT TO THE MANAGEMENT INCENTIVE STOCK PLAN

At the annual shareholder meeting held during the second quarter of fiscal 1998 the shareholders voted to approve an amendment to the Management Incentive Stock Plan (Incentive Plan) to increase the aggregate number of shares that may be subject to awards under the Incentive Plan from 500,000 shares to 1,000,000 shares of common stock of the Company.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to generate significant cash flows. Cash provided by operating activities was $6,395,000 for the nine months ended May 31, 1998 compared to $3,402,000 (which includes proceeds of $1,041,000 from a litigation settlement) for the nine months ended May 31, 1997.

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

During the nine months ended May 31, 1998 the Company purchased the land and building which were previously leased as the Company's corporate headquarters. The purchase price was $672,500. In addition, during the same nine months the Company purchased a new telephone switch in the amount of $220,000. As a result of the Company's cash position, both of these purchases were funded with operating cash flows.

 During the quarter ended May 31, 1998, the Company acquired substantially all the assets of Marketing Projects, Inc. ("MPI"), a California corporation. The purchase price for the assets was $3,600,000, which was funded via a $2,500,000 loan from First Union National Bank and $1,100,000 from cash on hand. In addition to the purchase price, the Company may pay up to $125,000 in each of the next eight fiscal quarters contingent upon the performance of the business acquired. In addition, the Company has agreed to pay $100,000 for a two year non-compete agreement with the principal employees of MPI.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

GENERAL COMMENTS

Revenues are up in every category for the quarter and nine months ended May 31, 1998 when compared to the same periods in the previous year. Aggregate net revenues were up 11% for the quarter and 19% for the nine months ended May 31, 1998 when compared to the same periods in the prior year. Operating income increased by 6% for the quarter and 21% for the nine months ended May 31, 1998 when compared to the same periods in the prior year.

NET REVENUES

Revenue from member dues and fees has increased for both the quarter and nine months ended May 31, 1998 when compared to the same periods in the prior year. This increase is primarily attributable to an increase in member florists and a minor increase in dues.

Floral order revenue increased for both the quarter and nine months ended May 31, 1998 when compared to the same periods last year. This is attributable primarily to an increase in Flower Club revenues as well as an increase in shop to shop revenues. In addition, the Company is experiencing positive results from its gift basket program and also the Talking Bouquet, a product introduced by the Company last year.

Net revenues from credit card operations increased for both the quarter and nine months ended May 31, 1998 when compared to the same periods in the prior year, which is primarily attributable to an increase in gross dollars processed by the Company's merchants.

Advertising and directory fees increased for the nine months ended May 31, 1998 when compared to the same period in the prior year. This is due primarily to the issuance of an additional directory in 1998 when compared to 1997, and also an increase in advertising by member florists.

EXPENSES

General and administrative expenses increased for both the quarter and nine months ended May 31, 1998 when compared to the same periods in the prior year. The primary components of the increase were labor costs, telephone expense, consulting fees and investor relation expenses. The labor costs increased as a result of increased Flower Club order volume and general wage increases.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The increase in telephone related expenses was due to an increase in order volume and certain usage expenses related to the new phone equipment in the Companies order centers. The increased consulting fees and investor relation expenses are a result of the Companies efforts to utilize the talents of certain individuals on an "as needed" basis, including a public relations firm to assist in maintaining the Company's presence in the investment community.

Selling and advertising expenses increased for both the quarter and nine months ended May 31, 1998 when compared to the same periods in the prior year. There are two main reasons for the increase. First, as a result of the acquisition discussed in Note (5) to the consolidated financials statements the Company has created it's own marketing department causing a noticeable increase in salaries. Second, in an effort to continue to increase revenues, the Company increased it's spending on coupons and catalogs when compared to the prior year.

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

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

At August 31, 1997 the Company further reduced the valuation allowance so that the deferred tax asset reflected the ultimate amount of tax benefits expected to be realized. Consequently, during the quarter and nine months ended May 31, 1998 the Company recorded a net income tax expense, as there were no income tax benefits to offset the income tax expense.

Although the Company has recorded income tax expense of $297,000 and $721,000 for the quarter and nine months ended May 31, 1998, respectively, there are still available approximately $2,500,000 of tax loss carryforwards available at May 31, 1998. Until such time as these loss carryforwards are utilized the Company can expect to pay minimal income taxes, primarily alternative minimum tax.

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

FORWARD-LOOKING STATEMENTS

When used in this report, the words "plan(s)", "intends(s)", "expect(s)", "feel(s)", "will", "may", "believe(s)", "anticipate(s)", and similar expressions are intended to identify forward-looking statements. The events described in such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made under the caption "Management's Discussion and Analysis or Plan of Operation" in the report, as well as the Company's periodic reports of Form 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

The events described in such statements, and the success of the management strategies described by those statements, are subject to certain risks and uncertainties which could cause actual results to differ from those discussed; among those risks and uncertainties which are particular to the Company are: continued consumer spending on discretionary items such as flowers and gifts, the success of the Company in maintaining relations with corporate marketing partners, the success of the Company in maintaining a strong membership base, the continued use of credit cards as a preferred method of payment by customers of members, increased labor costs, constant competition, and the health of the retail flower industry as a whole.

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

         EXHIBIT REFERENCE

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

               (t) Nonqualified, Nonplan Option Agreement between Registrant and Andrew W. Williams, Chairman of the Board and CEO.

               (u) Nonqualified, Nonplan Option Agreement between Registrant and James H. West, President and CFO.

               (v) Nonqualified, Nonplan Option Agreement between Registrant and Kelly S. McMakin, Treasurer and Secretary.

               (w) Nonqualified, Nonplan Option Agreement between Registrant and James J. Pagano, Vice President and Marketing Director

               (x) Amendment dated January 7, 1998 to building purchase agreement between Registrant and Alvin Wunderlich Sr. Trust Number 1

               (y) Promissory note agreement dated January 16, 1998 in the amount of $5,000,000 between Registrant and First Union National Bank

         EXHIBIT REFERENCE

               (z) Loan agreement dated January 16, 1998 between Registrant and First Union National Bank.

               (aa) Security Agreement dated January 16, 1998 between Registrant and First Union National Bank.

               (bb)Closing Statement dated January 16, 1998 between Registrant and First Union National Bank.

               (cc)Asset purchase and sale agreement dated May 1, 1998 between Registrant and Marketing Projects Inc., of Westlake Village California

               (dd) Noncompetiton and nondisclosure agreement dated May 29, 1998 between Registrant and David Appell, Robert Bourdom, Randolph Commans and Phyllis Hooker of Westlake Village California

               (ee) Bill of sale, assignment and assumption dated May 1, 1998 between Registrant and Marketing Projects, Inc., of Westlake Village California.

               (ff) Escrow agreement dated May 29, 1998 between Registrant, Marketing Projects, Inc., and First Union National Bank.

               (gg) First amendment to escrow agreement dated May 29, 1998 between Registrant, Marketing Projects, Inc., and First Union National Bank.

     (22) Subsidiaries of the Registrant

REPORTS ON FORM 8-K

On June 8, 1998 the Company filed a form 8-K with the Securities and Exchange Commission, announcing the acquisition of substantially all of the assets of Marketing Projects, Inc., a California Corporation, at a price of $3,600,000. The Company was unable to provide the required financial information at the time of filing this report, but will provide the required financial information on an amended form 8-K not later than August 12, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         FLORAFAX INTERNATIONAL, INC.
         ----------------------------
         (Registrant)


                                                       /s/ James H. West
                                                     --------------------------
Date:    July 13, 1998                               James H. West
                                                     President and Chief
                                                     Financial Officer