Form 10QSB/A
period 1998-05-31
FLORAFAX INTERNATIONAL INC
filed 1998-07-16
CIK 37525

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,937,570 as of July 3, 1998.
                                           ----------------------------

Transitional Small Business Disclosure Format (Check one):  Yes   ;   No  X

                          FLORAFAX INTERNATIONAL, INC.

                              LIST OF ITEMS AMENDED


PART I       FINANCIAL INFORMATION
             ---------------------
                                                                        Page No.
                                                                        --------

             Item 1.           Financial Statements (Unaudited):

                           Consolidated Statements of Cash Flows
                           Nine Months Ended May 31, 1998
                               and May 31, 1997                          1 - 2

                          FLORAFAX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED MAY 31
                                                             1998                  1997
                                                            ----------------------------
OPERATING ACTIVITIES
         Net income                                         $1,218                $2,538

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES

 Depreciation, amortization, and
     retirements                                               247                   150
 Provision for doubtful accounts                               136                   162
 Deferred income taxes                                         662                   (62)

Increase (decrease) in cash
   flows due to changes in:
         Receivables                                        (2,428)               (1,938)
         Prepaid and other assets                              (71)                  (76)
         Other assets                                         (125)                  157
         Accounts payable                                    6,784                 1,769
         Accrued liabilities                                   (35)                  697
         Membership security deposits                            7                     5
                                                    -------------------------------------
         NET CASH PROVIDED BY
         OPERATING ACTIVITIES                                6,395                 3,402

INVESTING ACTIVITIES
Capital expenditures                                        (1,218)                 (785)
Increase in Goodwill                                        (3,600)
Purchase of common stock                                      (100)
(Increase) decrease in restricted cash                         (25)                   22
                                                    -------------------------------------
NET CASH (USED IN) INVESTING ACTIVITIES                    $(4,943)                $(763)


See accompanying notes

                                   (CONTINUED)

                          FLORAFAX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED MAY 31
                                                                  1998                 1997
                                                              --------------------------------
FINANCING ACTIVITIES
Proceeds from issuing debt                                       2,500
Purchases of treasury stock                                       (178)                 (1,343)
Proceeds from issuing stock                                         15                      11
Payments of debt                                                                          (333)
                                                              --------------------------------
NET CASH (USED IN)
FINANCING ACTIVITIES                                             2,337                  (1,665)
                                                              --------------------------------
NET INCREASE IN CASH AND
CASH EQUIVALENTS                                                 3,789                     974
Cash and cash equivalents
at beginning of year                                             4,170                   3,671
                                                              --------------------------------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                                $7,959                   4,645
                                                              ================================
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
Cash paid during the period for interest                                                    $1
Cash paid during the period for
 Income tax                                                        $60                     $52

See accompanying notes

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Florafax International, Inc.
         ----------------------------
         (Registrant)

Date:    July 15, 1998                               James H. West
                                                     -------------
                                                     President and Chief
                                                     Financial Officer