Form 10KSB
period 1998-08-31
FLORAFAX INTERNATIONAL INC
filed 1998-11-25
CIK 37525

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
 (Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended           August 31, 1998
                         ------------------------------------------------------
                                       or

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from      to
                              -------------------------------------------------

Commission File Number     0-5531
                      ---------------------------------------------------------

                          Florafax International, Inc.
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                          41-0719035
------------------------------------------            -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

              8075 20th Street, Vero Beach, Florida       32966
-------------------------------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

Issuer's telephone number               (561) 563-0263
                         ------------------------------------------------------
       Securities registered under Section 12(b) of the Exchange Act: None


         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock par value of $.01
-------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              [X]  Yes  [ ]  No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuers' revenues for its most recent fiscal year $ 13,391,000.

On October 7, 1998, the aggregate market value of the Common Stock based upon the average bid and asked prices as reported by the NASD held by nonaffiliates was approximately $13,416,000, based upon the assumption that only officers, directors and 10% shareholders are affiliates.


As of October 7, 1998, 7,929,223 common shares were outstanding.
                       Documents Incorporated by Reference

Portions of the Company's definitive proxy statement relating to the 1998 annual meeting of shareholders are incorporated by reference into Part III of this form 10-KSB.


Transitional Small Business Disclosure Format (Check One):  Yes     ; No  X
                                                                ----    ----

                          Florafax International, Inc.

                                      Index


                                   Reference                                                       Page

                                     PART I
Item 1       Description of Business................................................................1
Item 2       Description of Property................................................................4
Item 3       Legal Proceedings......................................................................5
Item 4       Submission of Matters to a Vote of Security Holders....................................5

                                    PART II

Item 5       Market for Common Equity and Related Stockholder Matters...............................6

Item 6       Management's Discussion and Analysis of Financial Condition and
             Plan of Operation and Selected Financial Data..........................................7

Item 7       Financial Statements:
             Report of Independent Certified Public Accountants....................................15
             Consolidated Balance Sheets...........................................................16
             Consolidated Statements of Income.....................................................18
             Consolidated Statements of Changes in Stockholders Equity.............................20
             Consolidated Statements of Cash Flows.................................................21
             Notes to Consolidated Financial Statements............................................23

Item 8       Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure...................................................39

                                    PART III

Item 9       Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act.....................................40

Item 10      Executive Compensation................................................................42

Item 11      Security Ownership of Certain Beneficial Owners and Management........................45

Item 12      Certain Relationships and Related Transactions........................................48

Items 13     Exhibits and Reports on Form 8-K......................................................50

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

FLOWERS-BY-WIRE

The Company operates a flowers-by-wire business which enables Florafax member florists (independent owners) to send and deliver floral orders throughout the United States. Floral orders between florists are transacted primarily by telephone or by the Company's order allocation system. Flowers-by-wire is the Company's primary business segment, accounting for 91% of net revenues in 1998 and 90% in 1997.

The Company's order allocation system has the ability to distribute orders ratably to Florafax member florists. Once an order is taken, the system analyzes the area to ascertain which member florists will deliver to that location. The system then determines which florist should receive that order based on certain criteria. The most important of the distribution criteria is that all member florists receive a fair number of orders. Once the system determines which florist is to receive the order, it is sent via facsimile or telephone. Management believes that the Company's order allocation system is presently the only system in the industry that is capable of distributing orders fairly to member florists.

Traditionally, floral orders originated with one florist and were then filled by another florist. However, during the past several years the Company has been generating a significant portion of floral orders through its wholly owned subsidiary, The Flower Club. The Flower Club has arrangements with numerous nationally recognized companies which allow The Flower Club to generate orders by marketing directly to the customers of these companies. To order through the Flower Club, the consumer dials a toll free number and places the order at one of the Company's order entry locations. These orders are then transmitted to member florists via the order allocation system.

Florists, and their advertisements, are listed in the "Florafax Directory," which is published and distributed several times a year. The Company produces the "Florafax Directory," brochures, and sales and promotional materials for use by the Company and its member florists.

The Company's flowers-by-wire business is dependent upon an adequate base of member florists. The Company recruits member florists principally through advertisement and direct solicitation. A florist applying to become a Florafax member is evaluated to determine his or her ability to operate in accordance with the Company's rules and regulations, to provide a quality product and to comply with the credit policies established by the Company. Member florists are eligible to receive orders from, and send orders to, any other member or directly to Florafax order entry locations.

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

The flowers-by-wire business is seasonal in that its member florists send a much higher volume of orders during Thanksgiving, Christmas, Valentine's Day, Easter and Mother's Day. In response to this seasonality and to generate additional business for its member florists, the Company formed The Flower Club to generate additional orders by pursuing relationships with nationally recognized corporations. The Company engages in joint marketing campaigns with these corporations not only during holidays, but also during nonseasonal periods in an effort to provide member florists with orders during slow periods of the year. Management expects to continue to generate a significant number of the Company's orders through The Flower Club.

Historically, the corporate relationships involving The Flower Club have been established and serviced by an independent marketing firm. However, the Company believes that it can achieve greater growth by operating their own marketing department. Accordingly, during 1998 the Company acquired the operations of the independent marketing firm and now manages its own primary marketing functions internally. For further discussion on this acquisition please refer to Management's Discussion and Analysis or Plan of Operation contained in this document.

During 1997, the Company developed and began marketing a new product called Talking Bouquet. Talking Bouquets allow the sender of a flower arrangement to record a personal voice greeting to be retrieved by the recipient of the flower arrangement. In addition, the Company had formed a marketing alliance with a firm in the gift basket industry. This alliance allows the Company to offer products other than flowers to The Flower Club customers as well as member florists. Gift baskets are distributed through member florists and also by direct shipment to the consumer.

CREDIT AND CHARGE CARD PROCESSING

Through its wholly-owned subsidiary, Credit Card Management System, Inc. (CCMS), the Company makes available to its members an electronic credit card and charge card processing system, FloraCash. FloraCash automatically provides authorization codes for each transaction and captures all the transaction data electronically, which can allow florists and non floral merchants to receive frequent, automatic deposits directly to their bank accounts. FloraCash terminals and optional printers are sold or leased by the Company at competitive rates.

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

EMPLOYEES

As of August 31, 1998, the Company had approximately 194 employees of which 98 are full time. Virtually all of the Company's employees support the flowers-by-wire business to some extent.

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

The direct marketing to consumers of flowers and gift baskets has become intense. There are several other nationally recognized firms that compete with the company for the consumer direct market. Several of these are larger than the Company including firms such as Florists Transworld Delivery (FTD) and 800 Flowers.

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

ITEM 2. DESCRIPTION OF PROPERTY

During 1998, the Company purchased an office building and land in Vero Beach, Florida for $672,500 which had previously been leased by the Company. During 1997, the Company added an additional 8,000 square feet to the Vero Beach facility at a cost of $480,000, bringing the total square footage of corporate headquarters to approximately 16,000. The Company used working capital to finance both of these transactions. The Company's administration, accounting, finance, credit, marketing, and customer service departments all reside at the Vero Beach facility. In addition, the new portion of the building houses a modern order center capable of accommodating up to 150 telephone sales representatives.

The Company's Tulsa facilities are leased under a five year operating lease agreement expiring September 1, 2002. The lease agreement requires monthly payments of $3,338 plus utilities. The Tulsa facility maintains all computer operations, programming and data management operations. In addition, the facility is capable of accommodating up to 125 telephone sales representatives.


ITEM 3. LEGAL PROCEEDINGS

During 1997, the Company received a $1,041,000 court award related to a dispute that arose in 1990 with GTE/Market Resources, Inc. There were no conditions attached to the award and accordingly, the amount was included in other income for the fiscal year ended August 31, 1997.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders of the Company in the fourth quarter of fiscal 1998.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Florafax Common Stock started trading on the National Association of Securities Dealers, Inc. (NASD) SmallCap Market, with a symbol of FIIF on May 30, 1997. Prior to that date, the stock was traded in the "Over the Counter" or "Pink Sheet" market. The number of registered shareholders of Common Stock at October 7, 1998 was 1,198 based on information furnished by the Company's transfer agent. In addition, the Company believes that, at October 7, 1998, there were an additional 500 to 1,000 holders of Common Stock who held in "street" or "nominee" name, based on the prior year number of proxies and annual reports requested by brokers, dealers, banks and voting trustees of which the Company is aware.

The table below sets forth by quarter for its fiscal years ended August 31, 1998 and 1997, the high and low bid prices for the Florafax Common Stock as reported by the NASD. The quotations for the first three quarters of 1997 are based on the Over the Counter market quotations which reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.


                                                      BID PRICES
                                                 HIGH             LOW
         1998:
           First quarter                    $    6-1/8       $    3-1/4
           Second quarter                        6-3/8            5-1/16
           Third quarter                         6-1/4            5
           Fourth quarter                        6                4-5/16

         1997:
           First quarter                    $    2-13/16     $    1-15/16
           Second quarter                        3-7/16           2-3/8
           Third quarter                         3-3/8            2-7/16
           Fourth quarter                        4-1/8            3-1/8


On October 7, 1998, the closing bid quotation of Florafax Common Stock as reported by published financial sources was $4.75.

Florafax has never paid dividends on its Common Stock. Payment of dividends on its Common Stock in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's earnings, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 1998, the Company has working capital surplus of $1,443,000. Additionally, the Company's operating activities have contributed operating cash of $2,596,000 and $3,091,000 during 1998 and 1997, respectively. During 1998, the Company had three events which used the cash flows from operations, as discussed below.

First, during 1998, the Company acquired substantially all the assets of Marketing Projects, Inc. ("MPI"), a California corporation in a transaction accounted for using the purchase method. The purchase price was $3,670,000, including expenses, which was funded with a $2,500,000 borrowing from First Union National Bank, under a $5,000,000 borrowing base agreement, and cash on hand. The purchase resulted in the recording of $3,770,000 in goodwill, which is being amortized over 20 years. In addition to the purchase price, the Company may pay up to $125,000 in each of the subsequent eight fiscal quarters, contingent upon the performance of the business acquired. For the quarter ended August 31, 1998 the business acquired performed at a level sufficient to require the Company to pay to MPI the first $125,000 installment of the contingent payments which amount is included in the goodwill number above. In conjunction with the MPI acquisition, the Company paid $100,000 for a two-year noncompete agreement with the principal employees of MPI. The acquisition will allow the Company to perform its primary marketing activities internally, and is expected to improve operating margins in future years.

Second, capital expenditures for the purchase of the corporate offices and other operational equipment (totaling $1,318,000) were paid for from operating cash.

Third, during the third quarter of 1997 the Company began repurchasing shares of it's common stock under a Board approved plan that was announced in 1997. During 1998, the Company purchased $178,000 of it's stock under this plan. As of August 31, 1998, the Company has 519,975 shares of it's own common stock held as treasury shares at a cost of $1,616,000.

During 1998, the Company entered into a credit agreement with First Union National Bank, which provides for borrowings of up to $5,000,000, subject to certain terms and conditions which the Company is in compliance with. The facility bears interest at 8-1/2% and will remain in force until February 16, 2000. No principal payments are due until the end of the period at which time any principal amounts outstanding will convert to a 36-month fully amortizing loan based on level principal payments plus interest. In addition to the business purchase noted above, the Company plans to use the facility from time to time for operating activities and strategic business acquisitions as considered necessary. Other events involving the Company's indebtedness are discussed below.

First, during the first quarter of 1997 the Company retired $333,000 of long-term debt bearing interest at 10%, thereby substantially reducing interest expense in 1997. Management believes that this 10% interest rate was well in excess of the short-term rates the Company would be able to obtain if it chose to hold and invest this cash.

Second, while the Company's loan agreement does not call for principal payments until the year 2000, the Company made principal payments of $482,000 and approximately $1,000,000 during the last quarter of 1998 and the first month of 1999, respectively. It is anticipated that the Company will fully retire this note in 1999.

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

During 1998 and 1997, cash flows benefited significantly from orders generated by The Flower Club. All Flower Club orders are paid for by credit cards, which allows the Company to receive a significant portion of the money from these orders within days after processing the transaction.

In 1998 and 1997 the Company incurred significant capital expenditures for facilities and related equipment necessary to handle the growth of the Company. While the Company is expected to incur additional capital expenditures in the upcoming year, these expenditures are expected to be less than the 1998 and 1997 amounts.

RESULTS OF OPERATIONS

GENERAL COMMENTS

1998 revenues and operating income reached ten year record highs. 1998 revenues are up over the prior year in every major category. 1997 revenues were also up over the prior year in every major category.

NET REVENUES

Net revenues from member dues and fees during 1998 increased by 16% from 1997, compared to a 19% increase from 1996 to 1997. During 1998, the Company continued to experience an increase in its dues-paying floral members. Dues-paying members at August 31, 1998 totaled approximately 5,200 compared to 4,850 at August 31, 1997, and 4,300 at August 31, 1996. Management believes that the increased number of orders the Company is providing to its members has assisted the Company in retaining its member florists as well as adding new members.

Floral order processing revenue has continued to grow, increasing by 17% from 1997 to 1998 and by 10% from 1996 to 1997. The increase is due primarily to orders generated by

The Flower Club. The Flower Club has established joint marketing campaigns with numerous nationally recognized companies which allows The Flower Club to market directly to the customers of these companies. In addition to the growth of Flower Club revenues, during 1998 the Company also experienced an increase in it's florist shop to shop orders, Talking Bouquet revenues and gift basket revenues.

Directory fees and advertising revenues experienced a slight increase (5%) during 1998 due to moderate increases in both advertising and directory fees. During 1997 directory fees and advertising increased by 10%, which was primarily attributable to an increase in advertising revenues.

Net revenues from charge card processing increased by 13% during 1998 compared to an increase of 17% during 1997. The increase in both 1998 and 1997 is attributable to an increase in dollar volumes processed. During 1998, gross dollars processed were $392,000,000 compared to $318,000,000 in 1997. The credit card processing industry continues to be extremely competitive with increasing costs from card issuers and demands by larger customers for lower discount rates. The Company continues to adjust the pricing of it's products to remain competitive in the market. The Company's response to the increased competition could lead to lower margins in the upcoming year.

The Company also earns revenue from the sale and lease of credit card terminals and printers. Sale and lease revenues amounted to $256,000 in 1998 and $232,000 in 1997.

EXPENSES

General and administrative expenses increased by 12% in 1998 and 9% in 1997, when compared to the preceding years.

For 1998 the two primary components of the increase were in salaries and wages, and telephone expense. Salaries and wages experienced and increased due to an increase in phone operators needed to handle the increased Flower Club volume, as well as general wage increases necessary to remain competitive in the job market. Telephone expense increased primarily due to the increase in Flower Club volume. Management is currently negotiating with several national long distance carriers in hopes of obtaining reduced long distance rates. If negotiations are successful the Company may not experience an increase in telephone expense in the upcoming year.

The main component of the 1997 increase was in salaries and wages, which increased due to an increase in phone operators needed to handle the increased Flower Club volume, as well as general wage increases necessary to remain competitive in the job market. In addition to greater labor costs there was also an increase in building rent necessary to accommodate the additional telephone operators. Conversely, the Company negotiated a new telephone contract with its long distance carrier thereby reducing telephone expense in 1997.

Selling, advertising and promotion expense increased by 23% during 1998. The increase was comprised of two main components. First, the Company established its own marketing department to interface with current Flower Club partners, as well as prospect for new partners. Second, the Company experimented with new ideas and campaigns during 1998, some of which were successful and some of which were not. This caused a significant increase in the cost of flyers. Campaigns which were not successful have been abandoned. However, the Company intends to continue attempting new ideas and programs in an effort to increase revenues. Conversely, the Company experienced a decline in commissions paid to an independent marketing firm which had been the Company's primary source of marketing until the third quarter of 1998, at which time the Company acquired the primary operations of this firm, thereby eliminating the commissions. As a result of this acquisition, the Company may experience a decline in selling expenses in the upcoming year. See Management's Discussion and Analysis of Plan of Operation for a more detailed discussion of this acquisition.

Selling, advertising and promotion expenses increased by 22% during 1997. The primary cause for this increase is the marketing expenses associated with generating and maintaining The Flower Club order volume. The Flower Club expenses included in selling expenses are commissions paid to an outside marketing firm whose responsibilities include attracting and maintaining new clients, printing costs for marketing pieces provided to The Flower Club members which assist them when ordering through The Flower Club, and certain promotional floral arrangements. In addition to Flower Club related expense increases, in 1997 the Company also incurred increased costs in sales salaries and commissions. The Company has hired a Marketing Director as well as additional sales persons, in an effort to continue the growth in revenues experienced over the past few years.

Depreciation and amortization have increased during 1998 compared to 1997. During 1997 and 1998, the Company expanded it's facilities as well as purchased new computer and telephone equipment, thereby causing an increase in depreciation. In addition, the acquisition of Marketing Projects, Inc. (see note 13 to the consolidated financial statements) caused the Company to record a significant amount of goodwill, as well as a noncompete agreement. The amortization of these intangible assets increased amortization expense in 1998, and is expected to increase amortization expense in future periods.

OTHER INCOME (EXPENSE)

Interest expense for 1998 resulted from the note associated with the acquisition of MPI. Interest expense for 1997 was virtually eliminated, as the Company had total debt in 1997 of only $80,000 for the majority of the year.

Other income for 1997 consisted of litigation proceeds (see Note 4 to the consolidated financial statements), which were offset by a charge to earnings for the unamortized balance of a consulting agreement, and a charge to earnings for a certain contingency reserve.

INCOME TAXES

During 1997, the Company recorded a net income tax benefit of $519,000, consisting of a deferred income tax benefit of $637,000 and a current income tax expense of $118,000. The valuation allowance at August 31, 1997 consists primarily of general business credits that may expire prior to the Company's ability to utilize them. As of August 31, 1997, the Company has available net operating loss carryforwards of $2,949,000, which expire in the year 2012.

During 1998, the Company recorded a net income tax expense of $536,000, consisting of a deferred income tax expense of $522,000 and a current income tax expense of $14,000. The deferred income tax expense in 1998 included the effects of a reduction of $131,000 in the valuation allowance related to certain business and other credits which the Company determined would be used to offset future tax expense. At August 31, 1998, the remaining valuation allowance of $250,000 consists primarily of certain capital losses that do not meet the requirements for recognition as an asset. As of August 31, 1998, the Company has available net operating loss carryforwards of $2,752,000 which expire in the year 2013.

FASB 109 requires deferred tax assets related to net operating loss carryforwards to be allocated between current and noncurrent based upon the reversal date of the temporary differences. It was not anticipated that the majority of the net operating losses would be used to offset income in 1998; therefore, the carryforwards were classified as noncurrent at August 31, 1997. As of August 31, 1998, the Company expects to recognize sufficient income in 1999 to afford utilization of the majority of net operating loss carryforwards thereby resulting in a current classification.

RECENT PRONOUNCEMENTS

Earnings Per Share

In February 1997, the FASB issued Statement No. 128, Earnings per Share, which is effective for years ending after December 15, 1997. Consequently, the Company has changed the method used to compute earnings per share and has restated all prior periods. Under the new requirements, primary earnings per share is replaced with basic earnings per share which excludes the dilutive effect of stock options and other common stock equivalents.

Segments

In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which supersedes FASB Statement No. 14. The Statement uses a management approach to report financial and descriptive information about a company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. The Statement is effective for financial statements for fiscal years beginning after December 15, 1997. The Company does not believe that the new standard will significantly change its presentation of segment information.

Comprehensive Income

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. The Statement requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as all changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. The statement is effective for fiscal years beginning after December 15, 1997. The Company believes that the future tax benefits for compensation deductions related to a variable stock option plan, in excess of amounts recorded for accounting purposes, which are reflected as additions to paid-in capital are the only differences between net income and comprehensive income.

Year 2000 Issue

The Company believes that it has adequately addressed the year 2000 issues. For externally purchased software the Company has performed various test transactions and concluded that these applications are ready for use in the year 2000. For internally developed software the Company has assessed the applications and determined that relatively minor changes will be required for the year 2000 at a minimal cost and effort. In addition, major vendors that the Company relies upon to operate the credit card segment of the Company's business have informed the Company that they are year 2000 compliant.

Forward-looking Statements

When used in this report, the words "plan(s)," "intends(s)," "expect(s)," "feel(s)," "will," "may," "believe(s)," "anticipate(s)," and similar expressions are intended to identify forward-looking statements. The events described in such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the

Company's business, including the disclosures made under the caption "Management's Discussion and Analysis or Plan of Operation" in the report, as well as the Company's periodic reports of Form 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

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

Selected Financial Data:

                                                                YEAR ENDED AUGUST 31
                                            1998           1997           1996            1995            1994
                                                     (In Thousands, Except Per Share Amounts)
 Selected income statement data:
Net revenues                           $   13,391      $   11,609      $   10,299      $   8,449      $   7,567

Net income (loss) (1,2,3)              $    1,768      $    3,433      $    2,262      $     707      $    (311)

Basic earnings (loss) per share        $     0.23      $     0.43      $     0.36      $    0.12      $   (0.06)

Diluted earnings (loss) per share      $     0.20      $     0.39      $     0.35      $    0.12      $   (0.06)


1) The Company recorded income of $1,041 in 1997 related to cash received from a court award. See Note 4 to the Notes to the Consolidated Financial Statements.

2) Net income in 1997 and 1996 includes income tax benefits of $637 and $863, respectively, primarily from the recognition of benefits related to net operating loss carryforwards. See note 6 to the Notes to the Consolidated Financial Statements.

3) Net income in 1996 includes an extraordinary gain of $128 from the forgiveness of certain debt.


                                                                        AUGUST 31
                                                1998         1997          1996         1995         1994
                                                                      (In Thousands)
  Selected balance sheet data:
        Current assets                        $ 6,702      $ 6,325       $ 5,686     $  3,733     $  2,847
Current liabilities                             5,259        5,209         5,198        5,131        5,259
Working capital (deficiency)                    1,443        1,116           488       (1,398)      (2,412)
Total assets                                   14,727       10,594         8,822        6,468        5,946
Long-term debt, less current maturities         2,018           80           334        3,034        3,142
Stockholders' equity (deficiency)               6,948        5,253         3,237       (1,756)      (2,215)

                          ITEM 7. FINANCIAL STATEMENTS

               Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
Florafax International, Inc.

We have audited the accompanying consolidated balance sheets of Florafax International, Inc. as of August 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Florafax International, Inc. at August 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                  /s/ Ernst & Young LLP


Tampa, Florida
October 8, 1998

                          Florafax International, Inc.

                           Consolidated Balance Sheets



                                                                         AUGUST 31
                                                                    1998          1997
                                                                   (In Thousands, Except
                                                                         Share Data)
ASSETS
Current assets:
   Cash and cash equivalents                                       $ 3,438      $ 4,170
   Restricted cash                                                     106           97
   Accounts receivable:
Trade, less allowances of $482 at August 31,
     1998 and $509 at August 31, 1997                                1,421        1,317
     Charge card issuers                                               211          343
     Other                                                             110           94
                                                                     1,742        1,754

Deferred tax asset, net of allowance                                 1,265          264
Prepaid and other assets                                               151           40

Total current assets                                                 6,702        6,325

Property and equipment, at cost:
Fixtures and equipment                                               1,594        1,324
Computer systems                                                       977          798
Communication systems                                                1,121        1,010
Land, building and leasehold improvements                            1,282          524
                                                                     4,974        3,656
   Accumulated depreciation and amortization                         2,992        2,713
                                                                     1,982          943
Other assets:
Excess of cost over net assets of acquired businesses, net of
   accumulated amortization of $61                                   5,704        1,995
Deferred tax asset, net of allowance                                   163        1,236
Other                                                                  176           95
                                                                     6,043        3,326

Total assets                                                       $14,727      $10,594


See accompanying notes.

                          Florafax International, Inc.


                                                                       AUGUST 31
                                                                 1998            1997
                                                                 (In Thousands, Except
                                                                      Share Data)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt                           $     80       $      -
Accounts payable                                                  3,986          3,754
Accrued member benefits                                             116            147
   Accrued credit card fees                                         440            359
Other accrued liabilities                                           637            949
Total current liabilities                                         5,259          5,209

Deferred tax liability                                              450              -
Long-term debt, less current maturities                           2,018             80
Membership security deposits                                         52             52
Total liabilities                                                 7,779          5,341

Stockholders' equity:
Preferred stock ($10 par value, 600,000 shares authorized
 at August 31, 1998 and 1997, respectively, none issued)              -              -
Common stock ($0.01 par value, 70,000,000 shares
 authorized, 8,449,198 and 8,253,004 issued at
 August 31, 1998 and 1997, respectively)                             85             83
Additional paid-in capital                                       10,211         10,108
Accumulated deficit                                              (1,732)        (3,500)
Treasury stock, at cost (519,975 and 480,975
     shares at August 31, 1998 and 1997,
     respectively)                                               (1,616)        (1,438)
Total stockholders' equity                                        6,948          5,253

Total liabilities and stockholders' equity                     $ 14,727       $ 10,594


See accompanying notes.

                          Florafax International, Inc.

                        Consolidated Statements of Income


                                             YEAR ENDED AUGUST 31
                                              1998          1997
                                          (In Thousands, Except Per
                                                  Share Data)
Net revenues:
   Member dues and fees                    $  2,778       $  2,392
   Floral order processing                    7,189          6,162
   Directory and advertising fees             1,476          1,405
   Charge card processing                     1,822          1,618
   Other revenue                                126             32
                                             13,391         11,609
Expenses:
   General and administrative                 6,524          5,838
   Selling, advertising and promotion         3,960          3,209
   Directory publishing                         315            383
   Depreciation and amortization                414            261
                                             11,213          9,691
Operating income                              2,178          1,918

Other income (expense):
   Interest expense                             (82)            (6)
   Interest income                              165            183
   Other                                         43            819
                                                126            996

Income before income taxes                    2,304          2,914

Income tax (expense) benefit:
Current income taxes                            (14)          (118)
Deferred income taxes                          (522)           637
                                               (536)           519

Net income                                 $  1,768       $  3,433

See accompanying notes.

                          Florafax International, Inc.


                                                                        YEAR ENDED AUGUST 31
                                                                       1998              1997
                                                                     (In Thousands, Except Per
                                                                             Share Data)
Weighted average common and common
 equivalent shares outstanding:
Basic                                                                  7,824             8,076
Diluted                                                                8,665             8,715
Basic earnings per share:
Net income                                                             $0.23             $0.43

Diluted earnings per share:
    Net income                                                         $0.20             $0.39


See accompanying notes.

                          Florafax International, Inc.

                      Consolidated Statements of Changes in
                              Stockholders' Equity


                                      COMMON STOCK
                                        NUMBER OF              ADDITIONAL
                                         SHARES       PAR       PAID-IN    ACCUMULATED  TREASURY
                                         ISSUED      VALUE      CAPITAL      DEFICIT      STOCK       TOTAL
                                                              (In Thousands)
Balance at August 31, 1996                8,233       $83      $10,087      $(6,933)    $     -      $ 3,237
Issuance of common stock                     20         -           21            -           -           21
Purchase of treasury stock                    -         -            -            -      (1,438)      (1,438)
Net income                                    -         -            -        3,433           -        3,433
Balance at August 31, 1997                8,253        83       10,108       (3,500)     (1,438)       5,253
ISSUANCE OF COMMON STOCK                    196         2           27            -           -           29
PURCHASE OF TREASURY STOCK                    -         -            -            -        (178)        (178)
COMPENSATION EXPENSE UNDER
   STOCK OPTION PLAN                          -         -           76            -           -           76
NET INCOME                                    -         -            -        1,768           -        1,768
BALANCE AT AUGUST 31, 1998                8,449       $85      $10,211      $(1,732)    $(1,616)     $ 6,948



See accompanying notes.

                          Florafax International, Inc.

                      Consolidated Statements of Cash Flows


                                                               YEAR ENDED AUGUST 31
                                                                1998          1997
                                                                  (In Thousands)
OPERATING ACTIVITIES
Net income                                                    $ 1,768       $ 3,433
Adjustments to reconcile net income to net cash provided
 by operating activities:
Deferred income tax expense (benefit)                             522          (637)
Depreciation                                                      279           179
Amortization                                                      135            82
Compensation expense under stock option plan                       76             -
Provision for doubtful accounts                                   113           170
Changes in operating assets and liabilities:
         Accounts receivable                                     (115)         (323)
         Prepaid and other assets                                (111)           14
         Other assets                                             (55)           84
         Accounts payable                                         246          (159)
         Accrued liabilities and member benefits                 (262)          249
         Membership security deposits                               -            (1)
Net cash provided by operating activities                       2,596         3,091

INVESTING ACTIVITIES
Capital expenditures                                           (1,318)         (844)
Change in restricted cash                                          (9)            2
Purchase of business                                           (3,870)            -
Net cash used in investing activities                          (5,197)         (842)

                          Florafax International, Inc.


                                                           YEAR ENDED AUGUST 31
                                                           1998           1997
                                                              (In Thousands)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                  $ 2,500       $     -
Proceeds from exercise of stock options and warrants           29            21
Purchase of treasury stock                                   (178)       (1,438)
Payments on long-term debt                                   (482)         (333)
Net cash used in financing activities                       1,869        (1,750)
Net increase (decrease) in cash and cash equivalents         (732)          499

Cash and cash equivalents at beginning of year              4,170         3,671
Cash and cash equivalents at end of year                  $ 3,438       $ 4,170

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest               $    53       $     1
Cash paid during the year for income taxes                     82            52



See accompanying notes.

                          Florafax International, Inc.

                   Notes to Consolidated Financial Statements

                                 August 31, 1998

                        (In Thousands, Except Share Data)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Florafax International, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation. Florafax International, Inc. is principally engaged in the flowers-by-wire business of generating floral orders and providing floral order placement services to retail florists throughout the United States. The Company is also engaged in the business of credit and charge card processing for third-party companies.

(b) Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid overnight investing accounts at banking institutions plus other interest bearing deposits having original maturities of less than three months.

(c) Restricted Cash

Restricted cash at August 31, 1998 and 1997 pertains to the Company's credit card processing agreement with its sponsoring bank totaling $106 and $97, respectively.

(d) Floral order processing - revenue recognition

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

(e) Member dues and fees and directory and advertising fees

Member dues, fees, directory and advertising fees are billed monthly and recognized as income at that time. Billings for directories occur twice per year, while the actual directories are produced and distributed several times per year. Directory revenues are deferred until the directories are distributed to member florists.

                          Florafax International, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f) Charge card processing

Charge card processing revenue represents fees for processing credit card transactions for members and others. Revenues are recognized when the service is provided.

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

(h) Property and Equipment Depreciation

The provisions for depreciation and amortization are computed using the straight-line method for financial reporting purposes with the following estimated useful lives:


                  DESCRIPTION                             ESTIMATED USEFUL LIVES
                  Fixtures and equipment                  2 to 10 years

                  Computer systems                        3 to 10 years

                  Communication systems                   2 to  5 years

                  Building and leasehold improvements     3 to 30 years

                          Florafax International, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i) Amortization of Excess of Cost Over Net Assets of Acquired Businesses (Goodwill)

Goodwill of $1,995 arose prior to October 31, 1970 and, therefore, is not required to be amortized. As a result of the acquisition of Marketing Projects, Inc. (see note 13 to the consolidated financial statements) goodwill of $3,770. The goodwill is being amortized over twenty years, and has accumulated amortization of $61 at August 31, 1998.

In accordance with FASB 121, Accounting for the Impairment of Long-Lived Assets and Assets to be disposed of, the Company periodically analyzes the carrying value of its goodwill and other long-lived assets for indicators of impairment, using an undiscounted projected cash flow approach. If such cash flows indicate an impairment is present, the Company would make adjustments to the carrying value of long-lived assets based upon appraisals, discounted cash flows, or otherwise as the Company considers appropriate. After reviewing the results and considering other qualitative factors, management is of the opinion that the carrying amount of the goodwill has not been impaired.

(j) Income Taxes

The Company accounts for income taxes using Financial Accounting Standard Board
(FASB) Statement No. 109, Accounting for Income Taxes. FASB Statement No. 109 requires the asset and liability method of accounting for income taxes. Under the asset and liability method of FASB Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Under FASB Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recorded in income in the period that includes the enactment date.

                          Florafax International, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k) Weighted Average Number of Shares Outstanding

The weighted average number of shares outstanding is adjusted to recognize the dilutive effect, if any, of outstanding stock options and warrants.

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

(n) Impact of Recently Issued Accounting Standards

In February 1997, the FASB issued Statement No. 128, Earnings per Share, which is effective for years ending after December 15, 1997. As a result, the Company was required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share is replaced with basic earnings per share which excludes the dilutive effect of stock options and other common stock equivalents. Basic earnings per share is higher than primary earnings per share by $.02 and $.03 for the fiscal years ending August 31, 1998 and 1997, respectively. Diluted earnings per share was not different than fully diluted earnings per share.

Segments

In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which supersedes FASB Statement No. 14. The Statement uses a management approach to report financial and descriptive information

                          Florafax International, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

about a company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. The Statement is effective for financial statements for fiscal years beginning after December 15, 1997 and, accordingly, will apply to the Company's fiscal year ended August 31, 1999. The Company believes that its current segment disclosures will not be materially affected upon adoption.

Comprehensive Income

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income. The Statement requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as all changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. The statement is effective for fiscal years beginning after December 15, 1997, and accordingly will apply to the Company's fiscal year ended August 31, 1999. Currently, the Company believes that the future tax benefits for compensation deductions, related to the Management Plan (Note 5), in excess of amounts recorded for accounting purposes, which are reflected as additions to paid-in capital are the only differences between net income and comprehensive income.

(o) Stock-based Compensation

The Company accounts for stock-based compensation in accordance with APB No. 25, Accounting for Stock Issued to Employees, and, in cases where fixed plan exercise prices equal or exceed fair market value, recognizes no compensation expense for the stock option grants.

In cases where exercise prices are less than fair value, compensation is recognized over the period of performance or the vesting period or, in cases of the variable plan, compensation expense is recognized at the time when both exercise price and the number of shares are determinable.

                          Florafax International, Inc.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p) Advertising Costs

Advertising costs associated with related to the cost of coupons included in corporate partner advertising campaigns are expensed upon first showing. Advertising expense amounted to $1,350 and $881 in 1998 and 1997, respectively.

2. LONG-TERM DEBT

At August 31, 1998, long-term debt consisted of a bank line of credit in the amount of $2,018 with interest payable monthly at the prime rate of the lending institution, currently 8-1/2%, collateralized by substantially all assets of the Company. Under the terms of the note, the Company may borrow up to $5,000 until February 16, 2000. No principal payments are due until February 16, 2000, at which time any principal amounts outstanding at the end of this period will convert to a 36-month fully amortizing loan based on level principal payments plus interest. A one-time commitment fee related to this note amounted to $13. Approximately $2,982 is available for future borrowings under the bank line of credit.

At August 31, 1998 and 1997, current maturities of long-term debt included a 5% subordinate debenture in the amount of $80, maturing on December 27, 1998 with interest payable annually on December 31.

Scheduled maturities of notes payable at August 31, 1998 for each of the next five years and thereafter are as follows:

                           1999                            $   80
                           2000                               336
                           2001                               673
                           2002                               673
                           2003                               336
                                                            2,098
                           Current portion                     80
                                                           $2,018

                          Florafax International, Inc.

3. LEASES

Noncancelable lease obligations of the Company for annual payments under various operating leases for buildings and equipment are as follows:


                                                   MINIMUM
                                                    LEASE
                                                   PAYMENTS
                 1999                               $  84
                 2000                                  56
                 2001                                  49
                 2002                                  47
                 2003                                   2
                                                    $ 238


Total rental expense for years 1998 and 1997, which includes other than noncancelable agreements, was $156 and $261, respectively. Of these amounts, annual rentals for office facilities for years 1998 and 1997 were $49 and $155, respectively. Until January 1998 the Company's building lease for its Vero Beach location (annual rental $33 plus sales tax) was with a relative of the Chairman of the Board of Directors. In January 1998, the company purchased this property (see note 8 to the consolidated financial statements).

4. CONTINGENCIES

During 1990, the Company filed a lawsuit against GTE Market Resources, Inc. (GTE/MR) for failure on the part of GTE/MR to fulfill certain contractual telecommunication services on behalf of the Company. On November 23, 1993, a jury awarded the Company $1,481 in damages against GTE/MR. GTE/MR appealed the case, which was ultimately ruled on by the Oklahoma Supreme Court. In 1997 the Oklahoma Supreme Court upheld the decision of the trial court, and ruled in favor of the Company. The Company recognized a pretax gain, net of related legal fees, of $1,041 resulting from the award, which is included in other income in the Consolidated Statement of Income.

                          Florafax International, Inc.

5. STOCKHOLDERS' EQUITY

The Company has authorized a total of 600,000 shares of preferred stock with a par value of ten dollars. At August 31, 1998 and 1997, there were no shares of preferred stock issued.

On October 26, 1995, the Board of Directors approved a Nonemployee Directors' Stock Option Plan ("Director Plan"). On January 30, 1996, the shareholders of the Company approved the Director Plan. Under the terms of the Director Plan each nonemployee director shall be granted an option to purchase 20,000 shares at fair market value as of the date the Director is elected as a Board member. After the initial grant to the directors, each director shall be granted additional options to purchase 20,000 shares upon each respective reelection to the Board of Directors. At August 31, 1998, 500,000 shares of the Company's common stock were authorized under the Director Plan, options covering 260,000 shares have been granted which expire on various due dates through January 30, 2008. As of August 31, 1998, none of the options have been exercised.

On October 26, 1995, the Board of Directors approved a Management Incentive Stock Plan ("Management Plan"). On January 30, 1996, the shareholders of the Company approved the Management Plan. Under the terms of the Management Plan, the Board of Directors, at their discretion, may grant options to purchase common shares of the Company to various employees of the Company. The maximum number of options which may be granted under the Management Plan is 1,000,000. As of August 31, 1998, options covering 355,000 shares have been granted which expire on various dates through November 13, 2006. Options exercised under this plan during 1998 and 1997 were 11,000 and 1,000, respectively.

Options granted to employees under the Management Plan vest 25% upon issuance with additional vesting of 25% after each year of continuous employment. As of August 31, 1998 and 1997, options exercisable under the Management Plan totaled 199,000 and 119,000, respectively.

On November 16, 1996 the Board of Directors granted options to purchase 50,000 shares of common stock at fair market value to a Board member. This option vested 25% upon issuance with additional vesting of 25% each year. As of August 31, 1998, none of these options had been exercised.

                          Florafax International, Inc.

5. STOCKHOLDERS' EQUITY (CONTINUED)

On June 25, 1997, the Board of Directors granted options for the purchase of 305,000 shares of common stock at fair market value to officers and key employees of the Company at an exercise price of $4 per share. These options vest in 25% increments when the market price of the Company's common stock reaches $5.00, $7.50, $10.00 and $12.50 per share, respectively, for twenty consecutive trading days. Unexercised vested options expire in 2006. The portion of unvested options, if any, expire in the year 2002. Compensation expense for these variable plan options is recorded when the option vests, at the amount that the targeted market price exceeds the exercise price. As of August 31, 1998, 76,000 of these shares had vested and were exercisable (none at August 31, 1997). Compensation expense of $76 was recorded for the year ended August 31, 1998 (none at August 31, 1997).

On January 28, 1997 the shareholders approved an increase in the number of shares of authorized common stock from 18,000,000 to 70,000,000.

At August 31, 1998, the Company has outstanding 403,000 warrants for the purchase of common stock at a price of one dollar per share, all of which are currently exercisable. The warrants originated in connection with a previous financing. All of these warrants expire January 1, 2001.

                          Florafax International, Inc.

5. STOCKHOLDERS' EQUITY (CONTINUED)

Information regarding stock options for years 1998 and 1997 is as follows:


                                                 NUMBER             EXERCISE PRICE      TOTAL
                                                   OF                 RANGE PER        EXERCISE
                                                 SHARES                 SHARE           PRICE
Shares under option at August 31,
1998                                            957,000              $1.41 to $5.88     $2,978
1997                                            888,000              $1.41 to $4.00     $2,529

Options granted during year ended
August 31,
1998                                             80,000                  $5.88          $  470
1997                                            668,000              $2.66 to $4.00     $2,204

Options exercised during year
ended August 31,
1998                                             11,000              $1.41 to $2.66     $   20
1997                                              1,000                  $1.41          $    1

Options expired or canceled
during year ended August 31,
1998                                              1,000                   1.41          $    1
1997                                                  -                      -          $    -

Options exercisable at August 31, 1998          560,000              $1.41 to $5.88     $  659

Shares reserved at August 31, 1998 for:
Director stock option plan                      500,000
Management stock option plan                    988,000
                                              1,488,000


In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation (Statement 123), which encourages, but does not require companies to recognize stock awards based on their fair value at the date of grant.

                          Florafax International, Inc.

5. STOCKHOLDERS' EQUITY (CONTINUED)

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997: risk free interest rates of 6.0%; dividend yield of zero; volatility factors of the expected market price of the Company's common stock based on historical trends; and weighted-average expected lives of the options from four to ten years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:


                                                              1998         1997
Pro forma net income                                         $1,280      $3,016
Pro forma earnings per share
Basic                                                        $ 0.16      $ 0.37
Diluted                                                        0.15        0.35
Weighted average shares
Basic                                                         7,824       8,076
Diluted                                                       8,665       8,715

                          Florafax International, Inc.

6. INCOME TAXES

The components of the income tax provision (benefit) as of August 31, 1998 and 1997 are as follows:


                                    1998       1997
Current income taxes                $ 14      $ 118
Deferred income taxes                522       (637)
Income tax provisions               $536      $(519)


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes as of August 31, 1998 and 1997 are as follows:


                                                        1998          1997
Allowances for bad debts                              $   181       $   191
Accrued liabilities and other                             115            73
Depreciation and amortization                             150           216
Net operating losses                                      939         1,110
Compensation under stock option plan                       29             -
General business credits                                  247           456
Basis difference in assets of business acquired
                                                         (433)            -
                                                        1,228         2,046
Valuation allowance                                      (250)         (546)
Total deferred taxes                                  $   978       $ 1,500


FASB 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At August 31, 1998, the remaining valuation allowance of $250 consists primarily of certain capital losses that do not meet the requirements for recognition as an asset. This represents a change in the valuation

                          Florafax International, Inc.

6. INCOME TAXES (CONTINUED)

allowance for the current year of $296 as compared to a change of $1,606 in the prior year. As of August 31, 1997, the Company has available net operating loss carryforwards of $2,572, which expire in the years 2000 through 2012. In addition, certain business credits, principally alternative minimum tax, amounting to $131 expire in 1999 through 2003.

FASB 109 requires deferred tax assets related to net operating loss carryforwards to be allocated between current and noncurrent based upon the reversal date of the temporary differences. It was not anticipated that the majority of the net operating losses would be used to offset income in 1998, therefore the carryforwards were classified as non current as of August 31, 1997. As of August 31, 1998, the Company expects to recognize sufficient income in 1999 to afford utilization of the majority of net operating loss carryforwards thereby resulting in a current classification.

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

                          Florafax International, Inc.

8. RELATED PARTY TRANSACTIONS

During 1998, the Company purchased the land and buildings used for its Vero Beach operations for approximately $673. The transactions was financed with cash from operations. The property was previously leased from a trust administered by a relative of the Chairman of the Board.

9. FOURTH QUARTER ADJUSTMENTS

As more fully discussed in Note 6, the Company reduced its valuation allowance against deferred tax assets in 1998 and 1997. The reduction resulted in a credit to income of $637 in 1997 and $296 in 1998. These reductions were recorded in the fourth quarter of 1998 and 1997, when all of the information upon which to make the estimate became available to management of the Company.

10. RETIREMENT PLAN

The Company sponsors a 401(k) retirement plan covering all full-time employees who have completed one year of service. Eligible employees may elect quarterly to contribute up to 15% of their compensation, up to the maximum contribution allowed by law. The Company matches contributions up to a maximum of 3% of compensation. In connection with the matching contribution, the Company's contribution in 1998 and 1997 was $41 and $30, respectively.

11. OTHER INCOME

Other income in 1997 of $819 consists primarily of the GTE/MR lawsuit settlement proceeds (see Note 4 to the consolidated financial statements), reduced by a charge to earnings of the unamortized balance of a terminated consulting agreement and a contingency reserve.

                          Florafax International, Inc.

12. BUSINESS SEGMENTS

The Company operates in two business segments: Flowers-by-wire services and charge card processing for member florists, and charge card processing for customers outside the floral industry. Net revenues, operating income before and after allocating general and administrative expenses, identifiable assets, depreciation expense and capital expenditures for the two segments are provided for below:


                                                                                  1998         1997
Net revenues:
   Flowers-by-wire                                                              $12,119      $10,416
 Charge card processing                                                           1,272        1,193
                                                                                $13,391      $11,609
 Operating profit after allocation of general and administrative expenses:
Flowers-by-wire                                                                 $ 3,557      $ 2,690
Charge card processing                                                               68           98
Operating profit before allocation of Corporate overhead                          3,625        2,788
     Corporate overhead                                                           1,447          870
Operating income                                                                $ 2,178      $ 1,918

Identifiable assets:
Flowers-by-wire                                                                 $ 8,833      $ 4,139
 Charge card processing                                                             569          472
General corporate assets                                                          5,325        5,983
                                                                                $14,727      $10,594
Depreciation expense:
Flowers-by-wire                                                                 $   220      $   146
 Charge card processing                                                              59           33
                                                                                $   279      $   179
Capital expenditures:
Flowers-by-wire                                                                 $ 1,021      $   625
 Charge card processing                                                             297          219
                                                                                $ 1,318      $   844

                          Florafax International, Inc.

13. BUSINESS COMBINATIONS

Effective May 1, 1998, the Company acquired substantially all the assets, tangible and intangible, of Marketing Projects, Inc. ("MPI"), a California corporation, for $3,624, plus direct expenses. The acquisition was accounted for using the purchase method of accounting. The purchase price was funded with a $2,500 loan from First Union National Bank (see Note 2) and cash on hand. In addition, the Company may pay up to $125 in each of the next eight fiscal quarters, contingent upon the performance of the business acquired. For the quarter ended August 31, 1998, the business acquired performed at a level sufficient to require the Company to pay MPI the full contingent amount, which amount is included in goodwill in the accompanying financial statements. Goodwill associated with the purchase is being amortized over 20 years. In addition, in conjunction with the MPI acquisition, the Company paid $100 for a two-year noncompete agreement with the principal employees of MPI, which will be amortized over the term of the agreement.

Provided below are the unaudited pro forma revenues, net income and earnings per share on a pro forma basis as if the acquisition occurred at the beginning of the respective periods. Pro forma information is not necessarily indicative of the actual results that would have been achieved had the acquisitions in fact been consummated at the beginning of each period presented.


                                              YEAR ENDED AUGUST 31,
                                              1998            1997
                                           (Unaudited, In Thousands)
Revenues                                  $   13,391      $   11,609
 Net Income                                    2,405           3,285
 Earnings per share:
Basic                                           0.31            0.41
   Diluted                                      0.28            0.38

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

T. CRAIG BENSON
Mr. Benson, 36, is President of the Corporate Equities Division of Service Corporation International headquartered in Houston, Texas. Service Corporation International is the largest publicly held funeral home/cemetery company in the world. Mr. Benson also serves as a Director of Tanknology Environmental, Inc. Mr. Benson has been a Director of the Company since March 1991.

S. ODEN HOWELL, JR.
Mr. Howell, 58, is a consultant to H & N Constructors, Inc., a contracting company specializing in remodeling and rehabilitation of government facilities. From 1988 until 1997, Mr. Howell was Secretary/Treasurer of H&N Constructors, Inc. Mr. Howell serves as a Director of Royal Gold, Inc. and Lawson United Corporation, and he has been a Director of the Company since February 1986.

WILLIAM E. MERCER
Mr. Mercer, 57, has been a majority owner and has served as Chairman of the Board and Chief Executive Officer ("CEO") of Southwest Guaranty Trust Company National Association, a national banking association limited to trust powers only, since December, 1989. He has been a Director of the Company since April, 1987.

KENNETH G. PUTTICK
Mr. Puttick has been in the retail automobile business since 1968. He has owned and operated several retail and real estate businesses simultaneously. Mr. Puttick has been a Director of the Company since January, 1995.

JAMES H. WEST
Mr. West, 44, was elected Vice President, Treasurer and CFO of the Company on February 5, 1993. On January 7, 1994, Mr. West was elected Chief Operating Officer ("COO"), and on August 8, 1994, he was elected Secretary, of the Company. On November 17, 1994, he was elected President. From November, 1987 to November, 1992, Mr. West was President of M.P.I.I., Inc. ("M.P.I.I.") which is in the funeral, cemetery and insurance business. As of the date of this Proxy Statement, Mr. West remains as President, COO and CFO. He has been a Director of the Company since January, 1994.

ANDREW W. WILLIAMS
Mr. Williams, 46, is, and has been a certified public accountant since 1978 practicing principally in Vero Beach, Florida. Since August, 1990, he has served as Chairman and CEO of Equity Resource Group of Indian River County, Inc. Mr. Williams is the President of Confidential Investment Services, Inc. In addition, he serves as a Director of First American Bank. Mr. Williams was elected Chairman of the Board in November, 1992 and has been a Director of the Company since December, 1988. In September, 1994, Mr. Williams was elected CEO of the Company.

KELLY S. MCMAKIN
Mr. McMakin, 37, was elected Vice President and Treasurer of the Company on November 17, 1994, and on February 6, 1995, he was elected Secretary of the Company. From June, 1993, to the present, Mr. McMakin has been Controller of the Company. From May 1988, through May 1993, Mr. McMakin was Controller of M.P.I.I. As of the date of this Proxy Statement, Mr. McMakin remains as Vice President, Secretary and Treasurer of the Company.

JAMES J. PAGANO
Mr. Pagano, 44, was elected Vice President-Marketing of the Company in January, 1998. Also, in January 1998, Mr. Pagano was elected Executive Vice President of The Flower Club International, Inc., a wholly-owned subsidiary of the Company. From 1991 through January, 1998, Mr. Pagano was President of Media VI - Radio Broadcasting, an entity that operates radio stations throughout Florida.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, officers, and any persons holding more than ten percent of the Company's common stock to report their initial ownership of the Company's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission ("SEC"), and to provide copies of such reports to the Company. Based upon the Company's review of copies of such reports received by the Company and written representations of its directors, officers, and certain beneficial owners of stock, the Company believes that during the year ended August 31, 1998, all Section 16(a) filing requirements were satisfied, with the exception of William E. Mercer, who was delinquent in filing a Form 5.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation for the Company's Chief Executive Officer and for any executive officer whose aggregate remuneration was $100,000 or more for the fiscal year ended August 31, 1998 ("Named Officer"):



                           SUMMARY COMPENSATION TABLE

          NAME AND              FISCAL YEAR           ANNUAL             BONUS ($)       OTHER ANNUAL
         PRINCIPAL                                 COMPENSATION                          COMPENSATION
          POSITION                                  SALARY ($)                              ($) (5)

James H. West,                     1998            $204,845 (1)           $30,000          $      0
President, COO and CFO             1997            $183,700               $80,000          $      0
                                   1996            $181,731               $65,000          $      0

Andrew W. Williams                 1998            $127,042 (2)           $20,000          $      0
CEO                                1997            $105,241               $67,500          $      0
                                   1996            $100,731               $27,500          $      0

Kelly S. McMakin                   1998            $ 92,700 (3)           $11,000          $      0
Vice President,                    1997            $ 76,069               $40,000          $      0
Secretary and Treasurer            1996            $ 70,000               $15,492          $      0

James J. Pagano                    1998            $120,554 (4)           $12,000          $      0
Vice President -                   1997            $ 36,630                  0             $      0
Marketing                          1996               N/A                   N/A                 N/A


For the years ended August 31, 1998, 1997 and 1996, the Company granted no restricted stock awards, stock appreciation rights ("SARs"), long-term incentive plan ("LTIP") awards or any other form of long-term compensation to the Named Officers listed above.

         (1) Includes $9,690 contributed by Mr. West toward Mr. West's Plan (defined below) and $4,845 contributed by the Company toward Mr. West's Plan.

         (2) Includes $10,000 contributed by Mr. Williams toward Mr. Williams' Plan and $2,042 contributed by the Company toward Mr. Williams' Plan.

         (3) Includes $7,892 contributed by Mr. McMakin toward Mr. McMakin's Plan and $2,700 contributed by the Company toward Mr. McMakin's Plan.

         (4) Includes $2,215 contributed by Mr. Pagano toward Mr. Pagano's Plan and $554 contributed by the Company toward Mr. Pagano's Plan.

         (5) Perquisites and other personal benefits received by the Named Officers are not included because the aggregate amount of such compensation does not exceed the lesser of $50,000 or 10% of the total amount of annual salary and bonus for such Named Officer.

                                  STOCK OPTIONS

         The Management Incentive Plan ("Plan") was adopted by the Board of Directors of the Company on October 26, 1995, and was approved by the stockholders on January 30, 1996.

         Under the Incentive Plan, employees are periodically granted market-based awards, including nonqualified stock options, incentive stock options, stock appreciation rights ("SARs"), restricted stock and performance share awards. Such awards are granted to those individuals whose judgment, initiative, and efforts are responsible for the success of the Company. Each individual award is established by an award agreement with the participant which sets forth the terms and conditions applicable to such award. The exercise price of an option and any SARs, which are determined at the time of the grant, may not be less than the fair market value of the shares subject thereto on the date of grant.

         No options or SARS were granted to any Named Officer during fiscal year 1998.

               AGGREGATE OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

The following table lists all options and SARs exercised during fiscal 1998 by each Named Officer. The Company has not granted SARs to any of the Named Officers.


         NAME                SHARES             VALUE            NUMBER OF SECURITIES              VALUE OF
                           ACQUIRED ON       REALIZED ($)       UNDERLYING UNEXERCISED            UNEXERCISED
                          EXERCISE (#)                               OPTIONS/SARS                IN-THE-MONEY
                                                              AT FY-END (#) EXERCISABLE/         OPTIONS/SARS
                                                                    UNEXERCISABLE                AT FY-END ($)
                                                                                                 EXERCISABLE/
                                                                                                 UNEXERCISABLE
Andrew W. Williams,             0                 0                   75,000 (1)               181,125/60,375(3)
CEO                                                                [56,250/18,750]
                                                                     100,000 (1)               98,500/98,500 (4)
                                                                   [50,000/50,000]
                                                                     150,000 (2)               23,625/70,875 (5)
                                                                   [37,500/112,500]
James H. West,                  0                 0                   75,000 (1)               73,875/73,875 (4)
President, COO, CFO                                                [37,500/37,500]
and Director                                                          75,000 (2)               11,813/35,437 (5)
                                                                   [18,750/56,250]
Kelly S. McMakin,               0                 0                   15,000 (1)               36,225/12,075 (3)
Vice-President,                                                     [11,250/3,750]
Secretary and                                                         25,000 (1)               24,625/24,625 (4)
Treasurer                                                          [12,500/12,500]
                                                                      30,000 (2)               4,725/14,175 (5)
                                                                    [7,500/22,500]
James J. Pagano,                0                 0                   50,000 (2)               7,875/23,625 (5)
Vice President -                                                    12,500/37,500
Marketing

               (1) Reflects nonqualified stock options granted under the Incentive Plan.

               (2) Reflects nonqualified stock options granted under non plan options.

               (3) The value of exercisable, but unexercised, options and unexercisable options is based on a price of $1.41 per share as of August 31, 1998 and a market price of $4.63 as of August 31, 1998.

               (4) The value of exercisable, but unexercised, options and unexercisable options is based on a price of $2.66 per share as of August 31, 1998 and a market price of $4.63 as of August 31, 1998.

               (5) The value of exercisable, but unexercised, options and unexercisable options is based on a price of $4.00 per share as of August 31, 1998 and a market price of $4.63 as of August 31, 1998.

                No options or SARS were granted to any Named Officer during fiscal year 1998.

                       NONEMPLOYEE DIRECTOR STOCK OPTIONS

On January 30, 1996, the shareholders of the Company approved the 1996 Nonemployee Directors' Stock Option Plan (the "Nonemployee Director Plan") under which each nonemployee director, upon his or her respective election or reelection to the Board of Directors, is granted a nonqualified option to purchase 20,000 shares of the Company's common stock at an option price equal to 100% of fair market value on the date of grant. Each option terminates upon the expiration of ten years from the date of grant or three months after the optionee ceases to be a director, whichever first occurs. An option may not be exercised prior to the expiration of six months from the date of grant, subject to certain exceptions specified in the Nonemployee Director Plan.

Pursuant to the provisions of the Nonemployee Director Plan, options were granted to the following nonemployee directors on January 28, 1998, for 20,000 option shares each at an option price of $5.88 per share: T. Craig Benson, S. Oden Howell, Jr., William E. Mercer and Kenneth G. Puttick.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth as of November 6, 1998 information with respect to those persons who owned (as reflected in the stock transfer records of the Company and otherwise to the Company's knowledge) beneficially 5% or more of the common stock of the Company. All shares are subject to the named person's sole voting and investment power, except as set forth below.


Name and Address of                    Amount and Nature of          Percent of
 Beneficial Owner                      Beneficial Ownership          Common Stock
Lance Laifer                              2,072,129  (1)               24% (1)
45 West 45th Street
New York, New York  10036

Andrew W. Williams                        1,333,272  (2)               15% (2)
616 Azalea Lane
Vero Beach, FL 32963

Kenneth G. Puttick                        1,155,000  (3)               13% (3)
210 Osprey Court
Vero Beach, FL 32963

         (1) Lance Laifer, as president, sole director and principal stockholder of Laifer Capital Management, Inc., is deemed to have the same beneficial ownership as Laifer Capital Management, Inc. The 2,072,129 shares of Company common stock beneficially owned by Laifer Capital Management, Inc. include (i) 1,156,829 shares of common stock beneficially owned by Laifer Capital Management, Inc. in its capacity as general partner and investment advisor to Hilltop Partners, L.P. ("Hilltop"); and (ii) 267,300 shares of common stock beneficially owned by Laifer Capital Management, Inc. in its capacity as investment advisor to Hilltop Offshore, Ltd. ("Offshore").

         Laifer Capital Management, Inc. (i) has the sole power to vote and to direct the voting of and to dispose and direct the disposition of the 1,156,829 shares of common stock beneficially owned by it in its capacity as the General Partner of Hilltop, (ii) has sole power to vote and to direct the voting of 267,300 shares of common stock owned by Offshore and (iii) shares with Wolfson, with an address at One State Street Plaza, New York, New York 10004-1505 ("Wolfson"), the power to dispose and direct the disposition of 648,000 shares of common stock owned by Laifer Capital Management, Inc. in its capacity as investment advisor to Wolfson.

         (2) Includes 223,731 shares owned jointly with Mr. Williams' wife, 24,660 shares held for the benefit of Mr. Williams' children, 546,481 shares owned by Equity Resource Group of Indian River County, Inc., of which Mr. Williams is President, Director, and majority owner, 77,000 shares owned by Confidential Investment Services, Inc., of which Mr. Williams is sole owner and 175,000 stock options granted to Mr. Williams under the Incentive Plan, 131,250 of which Mr. Williams has the right to acquire within sixty (60) days of the date of the proxy statement, and 150,000 nonplan stock options, twenty-five percent (25%) of which Mr. Williams has the right to acquire within sixty (60) days of the date of this proxy statement.

         (3) Includes 637,000 shares held by Puttick Enterprises, of which Mr. Puttick is President, Director and owner. Includes 60,000 shares which Mr. Puttick has the right to acquire within sixty (60) days of the date of this proxy statement under the terms of the Nonemployee Director Plan.


                        SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth as of November 6, 1998 information (as reflected in the stock transfer records of the Company and otherwise to the Company's knowledge) with respect to (i) each director and nominee, (ii) each executive and significant officer of the Company named in the Summary Compensation Table herein, and (iii) all directors and such officers as a group. All shares are subject to the named person's sole voting and investment power except, as set forth below.


Andrew W. Williams                      1,333,272 (1)                       15% (1)
616 Azalea Lane
Vero Beach, FL 32963

Kenneth G. Puttick                      1,155,000 (2), (3)                  13% (2), (3)
210 Osprey Court
Vero Beach, FL 32963


William E. Mercer                              196,000 (3)                     2% (3)
2121 Sage Road,
Suite 150
Houston, TX 77056

S. Oden Howell, Jr.                            303,300 (3)                     3% (3)
2603 Grassland Drive
Louisville, KY 40299

T. Craig Benson                                325,000 (3) (4)                 4% (3)
1929 Allen Parkway
Houston, TX 77219

James H. West                                  425,321 (5)                     5% (5)
1705 Sand Dollar Way
Vero Beach, FL 32963

Kelly S. McMakin                               126,500 (6)                     1% (6)
15 Royal Palm Blvd.
Vero Beach, FL 32960

James J. Pagano                                 55,500 (7)                     1% (7)
8075 20th Street
Vero Beach, FL 32966

All Directors, Executive                     3,919,893 (8)                    44% (8)
and Significant Officers
as a group

         (1) Includes 223,731 shares owned jointly with Mr. Williams' wife, 24,660 shares held for the benefit of Mr. Williams' children, 546,481 shares owned by Equity Resource Group of Indian River County, Inc., of which Mr. Williams is President, Director, and majority owner, 77,000 shares owned by Confidential Investment Services, Inc., of which Mr. Williams is sole owner and 175,000 stock options granted to Mr. Williams under the Incentive Plan, 131,250 of which Mr. Williams has the right to acquire within sixty (60) days of the date of the proxy statement, and 150,000 nonplan stock options, 37,500 of which Mr. Williams has the right to acquire within sixty (60) days of the date of this proxy statement.

         (2) Includes 637,000 shares held by Puttick Enterprises, of which Mr. Puttick is President, Director and owner.

         (3) Includes 60,000 shares which said individual has the right to acquire within sixty (60) days of the date of this proxy statement under the terms of the Nonemployee Director Plan.

         (4) Includes 50,000 stock options granted to Mr. Benson under a nonplan agreement with the Company, seventy-five percent (75%) of which Mr. Benson has the right to acquire within sixty (60) days of this proxy statement.

         (5) Includes (i) 75,000 stock options granted to Mr. West under the Incentive Plan, 56,250 of which Mr. West has the right to acquire within sixty
(60) days of this proxy statement, and (ii) 75,000 nonplan stock options, twenty-five percent (25%) of which Mr. West has the right to acquire within sixty (60) days of this proxy statement.

         (6) Includes (i) 40,000 stock options granted to Mr. McMakin under the Incentive Plan, 30,000 of which Mr. McMakin has the right to acquire within sixty (60) days of this proxy statement, and (ii) 30,000 nonplan stock options, twenty-five percent (25%) of which Mr. McMakin has the right to acquire within sixty (60) days of this proxy statement.

         (7) Includes (i) 50,000 nonplan stock options, twenty-five percent (25%) of which Mr. Pagano has the right to acquire within sixty (60) days of this proxy statement. Also includes 3,000 shares owned jointly with Mr. Pagano's wife and 2,500 shares held by Mr. Pagano as custodian for his minor daughter, Erika C. Pagano.

         (8) The shares shown for all directors and all executive and significant officers as a group include 571,250 shares which they have the right to acquire within sixty (60) days of this proxy statement under the terms of the Nonemployee Director Plan, the Incentive Plan, or nonplan agreements with the Company. In addition, this total includes 313,750 options that the directors and officers do not have the right to acquire within sixty (60) days of this proxy statement.

The Company is not aware of any arrangement or pledge of securities of the Company by any person which may at a date subsequent to the date of these proxy materials result in a change of control of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since September 1, 1995, through the date of this Proxy Statement, there were no transaction or series of transactions, to the knowledge of the Company, to which the Company or any of its subsidiaries was a party, in which the amount involved exceeded $60,000 and in which any affiliate of the Company, officer, executive officer, director, nominee for director, record holder, beneficial security holder owning 5% or more of any class of the Company's voting securities, or any member of the immediate family of any of the foregoing persons, had a direct or indirect material interest, except as described below:

         (1) Mr. Benson, a director of the Company, is an officer of Service Corporation International ("SCI"). The Company provides SCI with credit card and charge card processing services to its funeral and cemetery divisions. The Company provides SCI credit card processing services on the same terms and conditions as it would for unaffiliated parties with similar volumes of business. The Company received estimated net revenues of $274,000 from SCI (as reported by the Company on its 10-KSB for fiscal year 1998) for these services during fiscal year 1998.

         (2) On August 28, 1994, pursuant to the Agreement, as set forth in the "Executive Officers" Section, the Company committed to loan $70,000, bearing an interest rate of 7.75% per annum, to James H. West, President, COO and CFO, of which $57,000 was advanced on the date of the loan. On November 7, 1994 the Company advanced to Mr. West an additional $5,000 under the terms of the original $70,000 commitment. On January 28, 1997, the Company increased the total amount of the commitment from $70,000 to $100,000. The loan is secured by real estate owned by

Mr. West and will be repaid upon liquidation of the real estate. As of August 31, 1998, the balance on this note, including interest, was approximately $37,000.

         In the opinion of management of the Company, these transactions were negotiated at arm's length and involve either market, or better than market, commercial terms and conditions under the circumstances then existing.

         There are no family relationships between any nominee or member of the Board of Directors or executive officer of the Company. There are no arrangements, agreements or understandings, to the knowledge of the Company, by which any nominee for director is bound and pursuant to which he was selected as a nominee.

                                     PART IV


ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K


                                                                                               Page

(a)   1. Financial Statements
         Included in Part II of this report:
           Report of Independent Certified Public Accountants                                   15
           Consolidated Balance Sheets at August 31, 1998 and 1997                              16

            Consolidated Statements of Income for the years
              ended August 31, 1998 and 1997                                                    18
           Consolidated Statements of Changes in Stockholders'
              Equity for the years ended August 31, 1998 and 1997                               20

            Consolidated Statements of Cash Flows for the years
              ended August 31, 1998 and 1997                                                    21
           Notes to Consolidated Financial Statements                                           23

     3.  Exhibits
         Exhibit Reference

The following items pertain to this report and, accordingly, are filed herewith:

         (10) Material contracts:

               (a) Second amendment to Independent Sales Organization and
                   Merchant Servicing Agreement between Registrant and Universal Savings Bank dated September 1, 1998.

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

Exhibit Reference

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

Exhibit Reference

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

               (x) Amendment dated January 7, 1998 to building purchase
                   agreement between Registrant and Alvin Wunderlich Sr. Trust Number 1

               (y) Promissory note agreement dated January 16, 1998 in the amount of $5,000,000 between Registrant and First Union National Bank

               (z) Loan agreement dated January 16, 1998 between Registrant and
                   First Union National Bank.

                   (aa) Security Agreement dated January 16, 1998 between
                        Registrant and First Union National Bank.

                   (bb) Closing Statement dated January 16, 1998 between
                        Registrant and First Union National Bank.

                   (cc) Asset purchase and sale agreement dated May 1, 1998
                        between Registrant and Marketing Projects Inc., of Westlake Village California

                   (dd) Noncompetiton and nondisclosure agreement dated May 29,
                        1998 between Registrant and David Appell, Robert Bourdom, Randolph Commans and Phyllis Hooker of Westlake Village, California

                  (ee) Bill of sale, assignment and assumption dated May 1, 1998 between Registrant and Marketing Projects, Inc., of Westlake Village, California.

                  (ff) Escrow agreement dated May 29, 1998 between Registrant, Marketing Projects, Inc., and First Union National Bank.

                  (gg) First amendment to escrow agreement dated May 29, 1998 between Registrant, Marketing Projects, Inc., and First Union National Bank.

                  (hh)  Management Incentive Stock Plan approved January 30,
                        1996

                  (ii) Non-Employee Director Stock Option Plan approved January 30, 1996.

         (22) Subsidiaries of the Registrant

               (b) Reports on Form 8-K

On August 11, 1998 the Company filed an 8-K/A amending the 8-K previously filed by the Company on June 8, 1998. The 8-K/A amended the 8-K to include financial statements required to be filed with the 8-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           Florafax International, Inc.




Date: November 25, 1998                    /s/ Andrew W. Williams
                                           ------------------------------------
                                           Andrew W. Williams
                                           Chairman and Chief Executive Officer


Date: November 25, 1998                    /s/ James H. West
                                           -------------------------------------
                                           James H. West
                                           President and Chief Financial Officer


Date: November 25, 1998                    /s/ Kelly S. McMakin
                                           -------------------------------------
                                           Kelly S. McMakin
                                           Controller and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Andrew W. Williams            Chairman of the Board       November 25, 1998
------------------------------
Andrew W. Williams


/s/ T. Craig Benson               Director                    November 25, 1998
------------------------------
T. Craig Benson


/s/ Solomon Oden Howell, Jr.      Director                    November 25, 1998
------------------------------
Solomon Oden Howell, Jr.


/s/ William E. Mercer             Director                    November 25, 1998
------------------------------
William E. Mercer


/s/ Kenneth G. Duttick            Director                    November 25, 1998
------------------------------
Kenneth G. Duttick


/s/ James H. West                 Director                    November 25, 1998
------------------------------
James H. West