Form 10QSB
period 1998-11-30
FLORAFAX INTERNATIONAL INC
filed 1999-01-13
CIK 37525

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 1998

[ ]      Transition Report Under Section 13 or 15(d) of the Exchange Act


      For the transition period from _______________ to __________________

                         Commission File Number: 0-5531


                          FLORAFAX INTERNATIONAL, INC.
--------------------------------------------------------------------------------
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

                                  561-563-0263
                           (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                           8,085,106 as of December 29, 1998.

Transitional Small Business Disclosure Format (Check one):    Yes [ ];   No [X]

                                      INDEX


                                                                                 PAGE NO.
                                                                                 --------
PART I FINANCIAL INFORMATION


         Item 1. Financial Statements (Unaudited):

                 Consolidated Balance Sheets
                 November 30, 1998 and August 31, 1998                             1 - 2

                 Consolidated Statements of Income and
                 Accumulated Deficit
                 Three Months Ended November 30, 1998
                 and November 30, 1997                                             3 - 4

                 Consolidated Statements of Cash Flows
                 Three Months Ended November 30, 1998
                 and November 30, 1997                                             5 - 6

                 Notes to Consolidated Financial Statements                        7 - 8

         Item 2. Management's Discussion and Analysis or
                 Plan of Operation                                                 9 - 12

 PART II OTHER INFORMATION

         Item 1.  Legal Proceedings                                                 13

         Item 2.  Changes in Securities and use of Proceeds                         13

         Item 3.  Defaults Upon Senior Securities                                   13

         Item 4.  Submission of Matters to a Vote of Security Holders               13

         Item 5.  Other Information                                                 13

         Item 6.  Exhibits and Reports on Form 8-K                                13 - 15

                  Signatures                                                        16



                          FLORAFAX INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS




                                                                            (IN THOUSANDS)
                                                                      NOVEMBER 30   AUGUST 31
                                                                          1998        1998
                                                                      -----------  ----------
                                                                     (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                               $ 3,164      $ 3,438
Restricted cash                                                             109          106
Accounts receivable:
          Trade, less allowances of $462 at November 30,
          1998 and $482 at August 31, 1998                                1,697        1,421
Charge card issuers                                                         212          211
Other                                                                       154          110
                                                                        -------      -------
                                                                          2,063        1,742

Deferred tax asset, net of allowance                                      1,057        1,265
Prepaid and other assets                                                    398          151
                                                                        -------      -------
                       TOTAL CURRENT ASSETS                               6,791        6,702

Property and equipment, at cost:
         Fixtures and equipment                                           1,662        1,594
         Computer systems                                                   992          977
         Communication systems                                            1,171        1,121
         Land, building and leasehold improvements                        1,292        1,282
                                                                        -------      -------
                                                                          5,117        4,974
         Accumulated depreciation
         and amortization                                                 3,078        2,992
                                                                        -------      -------
                                                                          2,039        1,982

Excess of cost over net assets
   of acquired business                                                   5,780        5,704
Deferred tax asset, net of allowance                                        163          163
Other                                                                       147          176
                                                                        -------      -------
                                                                          6,090        6,043

                       TOTAL ASSETS                                     $14,920      $14,727
                                                                        =======      =======


See accompanying notes

                          FLORAFAX INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                         (IN THOUSANDS)
                                                                                              NOVEMBER 30            AUGUST 31
                                                                                                  1998                 1998
                                                                                                --------             --------
                                                                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt                                                                  80                   80
Accounts payable                                                                                   4,535                3,986
Accrued expenses                                                                                   1,177                1,077
Member benefits                                                                                      121                  116
                                                                                                --------             --------
                                 TOTAL CURRENT LIABILITIES                                         5,913                5,259

Long term debt, less current maturities                                                            1,000                2,018
Deferred tax liability                                                                               450                  450
Deferred revenue                                                                                      85
Membership security deposits                                                                          47                   52
                                                                                                --------             --------
                                TOTAL LIABILITIES                                                  7,495                7,779

STOCKHOLDERS' EQUITY
 Preferred stock ($10 par value, 600,000 shares authorized at November 30, 1998 and August 31, 1998, none issued)
 Common stock - ($.01 par value, 70,000,000 shares authorized, 8,523,577 and
   8,449,198 shares issued at November 30, 1998 and
   August 31, 1998, respectively                                                                      86                   85
 Additional paid-in capital                                                                       10,296               10,211
 Treasury stock at cost                                                                           (1,616)              (1,616)
 Accumulated deficit                                                                              (1,341)              (1,732)
                                                                                                --------             --------

TOTAL STOCKHOLDERS' EQUITY                                                                      $  7,425             $  6,948
                                                                                                --------             --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $ 14,920             $ 14,727
                                                                                                ========             ========



See accompanying notes

                          FLORAFAX INTERNATIONAL, INC.
            CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                THREE MONTHS ENDED NOVEMBER 30
                                                   1998                1997
                                                 -------             -------

NET REVENUES:
Member dues and fees                             $   700             $   629
Floral and other order
    processing                                     1,882               1,814
Publication and advertising fees                     679                 360
Charge card processing                               463                 424
Other revenue                                         31                  33
                                                 -------             -------
                                                   3,755               3,260
EXPENSES:
General and administrative                         1,431               1,336
Selling and advertising                            1,261               1,271
Publications                                         179                  91
Depreciation and amortization                        161                  69
                                                 -------             -------
                                                   3,032               2,767
                                                 -------             -------
OPERATING INCOME                                     723                 493
OTHER INCOME (EXPENSE)
Interest expense                                     (26)                 (2)
Other                                                (85)                  2
Interest income                                       17                  36
                                                 -------             -------
                                                     (94)                 36
                                                 -------             -------
INCOME BEFORE TAXES                                  629                 529
Income tax expense                                   238                 191
                                                 -------             -------

NET INCOME                                       $   391             $   338
                                                 =======             =======




See accompanying notes

                          FLORAFAX INTERNATIONAL ,INC.
            CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED NOVEMBER 30
                                                           1998                1997
                                                         -------             -------
NET INCOME:                                              $   391             $   338
Accumulated deficit at
     Beginning of period                                  (1,732)             (3,500)
                                                         -------             -------
ACCUMULATED DEFICIT AT
END OF PERIOD                                            $(1,341)            $(3,162)
                                                         -------             -------

Basic earnings per common share:                         $   .05             $   .04

WEIGHTED AVERAGE
SHARES OUTSTANDING                                         7,944               7,751
Fully diluted earnings per common share:
                                                         $   .04             $   .04
WEIGHTED AVERAGE SHARES
OUTSTANDING                                                8,801               8,718




See accompanying notes

                          FLORAFAX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED NOVEMBER 30
                                                                   1998              1997
                                                                  -----             -----

OPERATING ACTIVITIES
         Net income                                               $ 391             $ 338

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES
 Depreciation and amortization                                      160                54
 Provision for doubtful accounts                                     37                38
 Deferred income taxes                                              208               153
  Increase (decrease) in cash flows due to changes in:
         Accounts receivable                                       (358)             (223)
         Prepaid and other assets                                  (247)             (215)
         Other assets                                                 1                15
         Accounts payable                                           549               367
         Deferred revenue                                            85
         Accrued liabilities                                        105               290
         Membership security deposits                                (5)
                                                                  -----             -----
NET CASH PROVIDED BY
OPERATING ACTIVITIES                                                926               817

INVESTING ACTIVITIES

Capital expenditures                                               (143)             (421)
Increase in Goodwill                                               (122)
Purchase of common stock                                                             (100)
(Increase) decrease in restricted cash                               (3)              (17)
                                                                  -----             -----
NET CASH (USED IN) INVESTING ACTIVITIES                           $(268)            $(538)




See accompanying notes

                          FLORAFAX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED NOVEMBER 30
                                                           1998                1997
                                                         -------             -------
FINANCING ACTIVITIES
Purchases of treasury stock                                                     (178)
Proceeds from issuing stock                                   86                   2
Payments of debt                                          (1,018)                 --
                                                         -------             -------
NET CASH (USED IN)
FINANCING ACTIVITIES                                     $  (932)               (176)
                                                         -------             -------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                     $  (274)                103
Cash and cash equivalents
at beginning of period                                     3,438               4,170
                                                         -------             -------

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                         $ 3,164             $ 4,273
                                                         =======             =======

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

Cash paid during the period for interest                      18                  --
Cash paid during the period for
 income tax                                                   30                  38






See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE (1) MANAGEMENT'S OPINION AND ACCOUNTING POLICIES

The accompanying interim financial statements should be read in conjunction with the Florafax International, Inc. (the Company's) Form 10-KSB for the year ended August 31, 1998.

In the opinion of Management the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of November 30, 1998 and the consolidated results of operations and cash flows for the three months ended November 30, 1998. For the quarter ended November 30, 1997 certain income statement items have been reclassified to conform to current period presentation.

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

NOTE (2) YEAR 2000 ISSUE

The Company believes that it has adequately addressed its year 2000 issues. The Company has implemented the majority of the necessary internal system changes and expects to be year 2000 compliant by February 28, 1999. Costs associated with those changes were not material. For externally purchased software the Company has performed various test transactions and concluded that these applications are ready for use in the year 2000. In addition, major vendors that the Company relies upon to operate the credit card segment of the Company's business have notified the Company that they are year 2000 compliant. Although the Company believes its efforts to be year 2000 compliant will be successful, there can be no guarantee that these efforts will be adequate to address all of the potential year 2000 issues. If these efforts are unsuccessful it could have a material adverse effect on the Company's systems and results of operations which could lead to an inability to process orders, bill florists, process credit card transactions, and collect payments from florists. In addition, if certain third party service providers, such as those supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's facilities could occur for the duration of the disruption.

NOTE (3) INCREASE IN GOODWILL

As a result of the Companies acquisition of Marketing Projects Inc. ("MPI") during 1998 the Company is required to make additional contingent payments to the seller of MPI, based upon the operating performance of the business acquired. If made, these payments will be recorded as an increase to goodwill at that time. For the quarter ended November 30, 1998, the Company recorded $122,000 of goodwill related to these contingent payments.

NOTE (4) RECENT PRONOUNCEMENTS

For a discussion of recent accounting pronouncements please refer to the Company's 10-KSB for the year ended August 31, 1998.

NOTE (5) SUBSEQUENT EVENTS

On December 9, 1998 the Company entered into a definitive merger with privately held Gerald Stevens Inc., a Fort Lauderdale, Florida based retailer of flowers, floral-related merchandise and gifts. Under terms of the agreement, Gerald Stevens' shareholders will receive 1.25 to 1.35 common shares of the Company for each common share of Gerald Stevens share owned. The exchange rate will be determined based on the average closing sales price of Florafax common stock for the 45 consecutive trading days prior to the third trading day before the merger is completed. Depending on the conversion ratio, Gerald Stevens' shareholders will own approximately 75% of the Company's common stock after the merger. The parties expect the transaction to be treated as a pooling-of-interests for accounting purposes and anticipate that the merger will be completed by the end of March 1999. Merger related expenses during the quarter ended November 30, 1998 amounted to $85,000. Upon consummation of the merger the Company will incur additional significant merger related expenses, including accounting, legal and investment banking fees. These expenses are expected to result in the Company reporting a net loss for that quarter.

Certain options granted by the Company in 1997 created a variable stock compensation plan. As a result the, Company is required to recognize non cash compensation expense when the price of the Companies common stock reaches certain prices for a specified number of trading days. The current rise in the price of the companies common stock will cause the Company to record non-cash compensation expense, in addition to ordinary salaries and wages, of approximately $725,000 for the quarter ended February 28, 1999. In addition, if the Companies stock sustains a price of $12.50 or greater for 20 consecutive trading days during the quarter ended February 28, 1999, the Company will recognize an additional $650,000 in non-cash compensation expense.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to generate adequate operational cash flows. Cash provided by operating activities was $926,000 for the three months ended November 30, 1998 compared to $817,000 for the three months ended November 30, 1997.

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

As discussed in Note 1 to the consolidated financial statements the Company continues to engage in non traditional campaigns through its wholly owned subsidiary, The Flower Club. This generally has a positive impact on the Company's cash flow as the majority of orders generated through The Flower Club are paid for by credit cards. This allows the Company to receive a significant portion of the proceeds from these orders within days after processing the transaction.

On December 10, 1998 the Company announced that it will merge with privately held Gerald Stevens Inc., a Fort Lauderdale, Florida based retailer of flowers, floral-related merchandise and gifts. Under terms of the agreement, Gerald Stevens' shareholders will receive 1.25 to 1.35 common shares of the Company for each common share of Gerald Stevens share owned. The exchange rate will be determined based on the average closing sales price of Florafax common stock for the 45 consecutive trading days prior to the third trading day before the merger is completed. Depending on the conversion ratio, Gerald Stevens' shareholders will own approximately 75% of the Company's common stock after the merger. The parties expect the transaction to be treated as a pooling-of-interests for accounting purposes and anticipate that the merger will be completed by the end of March 1999. Merger related expenses during the quarter ended November 30, 1998 amounted to $85,000. Upon consummation of the merger the Company will incur additional significant merger related expenses, including accounting, legal and investment banking fees. These expenses are expected to result in the Company reporting a net loss for the quarter.

Certain options granted by the Company in 1997 created a variable stock compensation plan. As a result the, Company is required to recognize non cash compensation expense when the price of the Companies common stock reaches certain prices for a specified number of trading days. The current rise in the price of the companies common stock will cause the Company to record non-cash compensation expense, in addition to ordinary salaries and wages, of approximately $725,000 for the quarter ended February 28, 1999. In addition, if the Companies stock sustains a price of $12.50 or greater for 20 trading days during the quarter ended February 28, 1999, the Company will recognize an additional $650,000 in non-cash compensation expense.

RESULTS OF OPERATIONS

GENERAL COMMENTS
Revenues are up in every major category for the quarter ended November 30, 1998 when compared to the same period in the previous year. Aggregate net revenues were up 15% for the quarter ended November 30, 1998 when compared to the same quarter in the prior year. Operating income increased by 47% for the quarter when compared to the same period in the prior year.

NET REVENUES
Revenue from member dues and fees has increased for the quarter ended November 30, 1998 when compared to the same period in the prior year. This increase is primarily attributable to an increase in member florists and a minor increase in dues.

Floral order revenue increased moderately for the quarter ended November 30, 1998 when compared to the same period last year. This is attributable primarily to an increase in Flower Club revenues as well as an increase in shop to shop revenues.

Net revenues from credit card operations increased for the quarter ended November 30, 1998 when compared to the same period in the prior year. This is primarily attributable to an increase in gross dollars processed by the Company's merchants and a non recurring credit to income in the amount of $25,000 during the quarter ended November 30, 1998.

Advertising and publication fees increased significantly for the quarter ended November 30, 1998 when compared to the same period in the prior year. This is due to the publication of new selection guides in the quarter ended November 30, 1998. Selection guides are recipe books and sales materials used by member florists when producing the various flower arrangements that the Company advertises throughout the country. New selection guides are published approximately every three years.

EXPENSES
General and administrative expenses increased by 7% for the quarter ended November 30, 1998 when compared to the same period in the prior year. There was no primary expense item that caused the increase. Certain expenses related to payroll, postage, insurance, legal fees and supplies all increased for the quarter while other expenses such as travel, lodging and consulting fees declined for the quarter. In addition, the quarter ended November 30, 1997 included a credit from the Company's long distance telephone provider in the approximate amount of $45,000, with no similar credit in the quarter ended November 30, 1998.

Selling and advertising expenses remained relatively constant for the quarter ended November 30, 1998 when compared to the same period in the prior year. However, there were several components that changed within the selling and advertising expense category, as follows. For the quarter ended November 30, 1998 the Company eliminated commission expenses paid to an outside marketing firm, as this marketing function is now performed internally by a newly formed marketing department. These decreased commissions were offset somewhat by expenses related to the new marketing department. The Company also experienced an increase in amounts paid to Flower Club corporate partners as a result of increased order volume and due to several new contracts that call for additional commissions to these partners. The Company also experienced an increase in salaries and commissions to sales persons, but experienced a decline in advertising and tradeshow expenses.

Depreciation and amortization increased during the quarter ended November 30, 1998 when compared to the quarter ended November 30, 1997. During 1998 the Company expanded its facilities as well as purchased new computer and telephone equipment, thereby causing an increase in depreciation. In addition, the acquisition of Marketing Projects, Inc. during 1998 caused the Company to record a significant amount of goodwill, as well as a noncompete agreement. The amortization of these intangible assets increased amortization expense for the quarter ended November 30, 1998, and is expected to increase amortization expense in future periods.

OTHER INCOME (EXPENSE)

Other expense for the quarter ended November 30, 1998 consisted of legal and accounting fees related to the merger between the Company and Gerald Stevens, Inc.


YEAR 2000 ISSUE

The Company believes that it has adequately addressed its year 2000 issues. The Company has implemented the majority of the necessary internal system changes and expects to be year 2000 compliant by February 28, 1999. Costs associated with those changes were not material. For externally purchased software the Company has performed various test transactions and concluded that these applications are ready for use in the year 2000. In addition, major vendors that the Company relies upon to operate the credit card segment of the Company's business have notified the Company that they are year 2000 compliant. Although the Company believes its efforts to be year 2000 compliant will be successful, there can be no guarantee that these efforts will be adequate to address all of the potential year 2000 issues. If these efforts are unsuccessful it could have a material adverse effect on the Company's systems and results of operations which could lead to an inability to process orders, bill florists, process credit card transactions, and collect payments from florists. In addition, if certain third party service providers, such as those supplying electricity, water or telephone service, experience difficulties resulting in disruption of service to the Company, a shutdown of the Company's facilities could occur for the duration of the disruption.

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

The events described in such statements, and the success of the management strategies described by those statements, are subject to certain risks and uncertainties which could cause actual results to differ from those discussed; among those risks and uncertainties which are particular to the Company are: continued consumer spending on discretionary items such as flowers and gifts, the success of the Company in maintaining relations with corporate marketing partners, the success of the Company in maintaining a strong membership base, the continued use of credit cards as a preferred method of payment by customers of members, increased labor costs, constant competition, and the health of the retail flower and gift industry as a whole.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

For a summary of legal proceedings, reference is made to Item 3, Legal Proceedings, included in the Company's annual report on Form 10-KSB for the year ended August 31, 1998.

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

Exhibit Reference
-----------------

         (3) Articles of incorporation and Bylaws of the Registrant, as amended.

         (10) Material Contracts

         Exhibit Reference
         -----------------

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

Exhibit Reference
-----------------

            (u) Nonqualified, Nonplan Option Agreement between Registrant and
                James H. West, President and CFO.
            (v) Nonqualified, Nonplan Option Agreement between Registrant and
                Kelly S. McMakin, Treasurer and Secretary.
            (w) Nonqualified, Nonplan Option Agreement between Registrant and
                James J. Pagano, Vice President and Marketing Director
            (x) Amendment dated January 7, 1998 to building purchase agreement between Registrant and Alvin Wunderlich Sr. Trust Number 1
            (y) Promissory note agreement dated January 16, 1998 in the amount of $5,000,000 between Registrant and First Union National Bank
            (z) Loan agreement dated January 16, 1998 between Registrant and
                First Union National Bank.
           (aa) Security Agreement dated January 16, 1998 between Registrant and First Union National Bank.
           (bb) Closing Statement dated January 16, 1998 between Registrant and First Union National Bank.
           (cc) Asset purchase and sale agreement dated May 1, 1998 between Registrant and Marketing Projects Inc., of Westlake Village California
           (dd) Noncompetiton and nondisclosure agreement dated May 29, 1998 between Registrant and David Appell, Robert Bourdom, Randolph Commans and Phyllis Hooker of Westlake Village, California
           (ee) Bill of sale, assignment and assumption dated May 1, 1998 between Registrant and Marketing Projects, Inc., of Westlake Village, California.
           (ff) Escrow agreement dated May 29, 1998 between Registrant, Marketing Projects, Inc., and First Union National Bank.
           (gg) First amendment to escrow agreement dated May 29, 1998 between Registrant, Marketing Projects, Inc., and First Union National Bank.
           (hh) Management Incentive Stock Plan approved January 30, 1996
           (ii) Non-Employee Director Stock Option Plan approved January 30,
                1996.
           (jj) Agreement and Plan of Merger dated December 9, 1998 by and among Registrant, Red Cannon Acquisition Corp. and Gerald Stevens, Inc.
           (kk) Voting Agreement between affiliates of Registrant and Gerald Stevens, Inc.
           (ll) Voting Agreement between affiliates of Gerald Stevens, Inc. and Registrant

REPORTS ON FORM 8-K
On December 11, 1998 the company filed a form 8-K announcing that effective December 9, 1998 the Company had entered into a merger agreement with Gerald Stevens, Inc. Under the terms of the agreement the Company is expected to issue additional shares of its common stock that will result in Gerald Stevens, Inc. owning approximately 75% of the Company. The Company anticipates filing the required financial statements pursuant to this merger no later than February 22, 1999.

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


                                                 FLORAFAX INTERNATIONAL, INC.
                                                 ----------------------------
                                                 (Registrant)



                                                 /s/  James H. West
                                                 -------------------------------
Date:    January 13, 1999                        James H. West
                                                 President and Chief
                                                 Financial Officer