Form 10KSB/A
period 1998-08-31
FLORAFAX INTERNATIONAL INC
filed 1999-04-12
CIK 37525

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                 FORM 10-KSB/A

                                AMENDMENT NO. 1
(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
    [FEE REQUIRED]

                   For the fiscal year ended August 31, 1998

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    [NO FEE REQUIRED]

        For the transition period from                to

                         Commission File Number 0-5531

                          FLORAFAX INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                  DELAWARE                               41-0719035
        (State or other jurisdiction           (I.R.S. Employer Identification
      of incorporation or organization)

    8075 20TH STREET, VERO BEACH, FLORIDA                   32966
  (Address of principal executive offices)               (Zip Code)

                    Issuer's telephone number (561) 563-0263

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock par value of $.01
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO_

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

     State issuers' revenues for its most recent fiscal year $13,391,000.

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

     Transitional Small Business Disclosure Format (Check One):  Yes [__];
No [ X ]

                          FLORAFAX INTERNATIONAL, INC.

                       EXPLANATORY NOTE TO FORM 10-KSB/A

     This Annual Report on Form 10-KSB/A amends and supersedes, to the extent set forth herein, the Registrant's Annual Report on Form 10-KSB for the year ended August 31, 1998 previously filed on November 25, 1998. As more fully set forth below, the following financial and related information has been updated in connection with the filing of the restated financial statements included herein.

     The items of Form 10-KSB affected by this Amendment No. 1 on Form 10-KSB/A are as follows:

     Part I -- Item 1.  Description of Business

     Part II -- Item 6.  Management's Discussion and Analysis or Plan of
                         Operation and Selected Financial Data

               Item 7.  Financial Statements

               The Registrant has restated certain of it historical fiscal year ended August 31, 1998 audited financial statements to modify its accounting for the transaction with Marketing Projects, Inc. as more fully discussed in Note 15 to the consolidated financial statements. Listed below are the consolidated financial statements that are responsive to Item 7 of Form 10-KSB.

                          Report of Independent Certified Public Accountants

                          Consolidated Balance Sheets

                          Consolidated Statements of Income

                          Consolidated Statements of Changes in Stockholders' Equity

                          Consolidated Statements of Cash Flows

                          Notes to Consolidated Financial Statements

     Part III -- Item 13.  Exhibits and Reports on Form 8-K:

                            Exhibit 23 Consent of Independent Certified Public
Accountants

     All page numbers for the amended Items set forth in this Form 10-KSB/A correspond to the page numbering of the same Items in the original Form 10-KSB.

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

     The Company's order allocation system has the ability to distribute orders ratably to Florafax member florists. Once an order is taken, the system analyzes the area to ascertain which member florists will deliver to that location. The system then determines which florist should receive that order based on certain criteria, which include the zip codes a shop will deliver to, the number of orders a shop has previously received, the number of orders that a florist has sent to the Company, and whether the florist has a fax machine. Once the system determines which florist is to receive the order, it is sent via facsimile or telephone. Management believes that the Company's order allocation system is presently the only system in the industry that is capable of distributing orders fairly to member florists.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Dollar amounts discussed in Item 6 are expressed in thousands.

LIQUIDITY AND CAPITAL RESOURCES

     During 1998, the Company had three primary events which consumed cash flows, as discussed below.

     Prior to May 1, 1998, under the terms of an existing joint marketing services agreement, the Company was required to pay Marketing Projects, Inc. ("MPI") commissions equaling 8% of floral orders generated from marketing partners solicited by MPI. During the years ended August 31, 1998, 1997 and 1996 the Company recorded commissions expense of $1,050, $1,455 and $1,219 relative to the agreement.

     Effective May 1, 1998, the Company entered into an agreement with MPI that
(1) modified the rights and obligations of both parties under the existing joint marketing servicing agreement and (2) provided for the acquisition of MPI's proprietary marketing systems by the Company. Also on May 1, 1998, the Company entered into a non-compete and non-disclosure agreement with MPI and the principal employees of MPI. Total consideration of $3,670 was paid to MPI at the time of closing and the Company is further obligated to pay up to $125 in cash in each of the following eight fiscal quarters, contingent upon the attainment of quarterly revenue targets.

     Of total consideration paid, $150 has been allocated to the purchase of MPI's proprietary marketing systems and $100 has been allocated to the non-compete agreement, with amortization provided over useful lives of 1 and 2 years, respectively. These assets, net of accumulated amortization of $62, are included in other intangible assets at August 31, 1998.

     As a result of the contract modification, the Company is no longer obligated to pay commissions to MPI on future floral orders generated from marketing partners solicited by MPI prior to May 1, 1998. Additionally, the Company's obligations to support such marketing partners has not been substantially increased. As the Company believes that its future revenue stream from these marketing partner arrangements will be unaffected by the contract modification, the Company determined that the remainder of the consideration paid to MPI has no benefit to future periods and should be expensed at the date of the contract modification. Accordingly, $3,495 of the total consideration paid has been recognized as a contract modification expense during year ended August 31, 1998.

     The Company will expense all quarterly contingent payments to the extent and at the time they become earned. For the quarter ended August 31, 1998, the first contingent payment of $125 was earned and paid, and is included within selling, advertising, and promotion expenses.

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

     During 1998, the Company entered into a credit agreement with First Union National Bank, which provides for borrowings of up to $5,000,000, subject to certain terms and conditions which the Company is in compliance with. The facility bears interest at 8 1/2% and will remain in force until February 16, 2000. No principal payments are due until the end of the period at which time any principal amounts outstanding will convert to a 36-month fully amortizing loan based on level principal payments plus interest. In addition to the business purchase noted above, the Company plans to use the facility from time to time for operating activities and strategic business acquisitions as considered necessary. Other events involving the Company's indebtedness are discussed below.

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

RESULTS OF OPERATIONS

  GENERAL COMMENTS

     1998 revenues reached ten year record highs. 1998 revenues are up over the prior year in every major category. 1997 revenues were also up over the prior year in every major category.

     Net income declined from $3,433,000 in 1997 to a net loss of $ 623,000 in 1998, due primarily to the following two reasons. First, the Company recorded $ 3,495,000 as contract modification expense related to the MPI transaction, as more fully discussed in note ( 13) to the consolidated financial statements. Second, in 1997 the Company recorded other income of $819,000 resulting primarily from litigation proceeds (see note 11 to the consolidated financial statements).

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

  EXPENSES

     General and administrative expenses increased by 12% $686,000 in 1998 and 9% $505,000 in 1997, when compared to the preceding years.

     For 1998 the two primary components of the increase were in salaries and wages, and telephone expense. Salaries and wages experienced an increase due to an increase in phone operators needed to handle the increased Flower Club volume, as well as general wage increases necessary to remain competitive in the job market. Telephone expense increased primarily due to the increase in Flower Club volume. Management is currently negotiating with several national long distance carriers in hopes of obtaining reduced long distance rates. If negotiations are successful the Company may not experience an increase in telephone expense in the upcoming year.

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

     Selling, advertising and promotion expense increased by 23% $751,000 during 1998. The increase was comprised of two main components. First, the Company established its own marketing department to interface with current Flower Club partners, as well as prospect for new partners. Second, the Company experimented with new ideas and campaigns during 1998, some of which were successful and some of which were not. This caused a significant increase in the cost of flyers. Campaigns which were not successful have been abandoned. However, the Company intends to continue attempting new ideas and programs in an effort to increase revenues. Conversely, the Company experienced a decline in commissions paid to an independent marketing firm which had been the Company's primary source of marketing until the third quarter of 1998, at which time the Company acquired the primary operations of this firm, thereby eliminating the commissions. As a result of this acquisition, the Company may experience a decline in selling expenses in the upcoming year. See Management's Discussion and Analysis of Plan of Operation for a more detailed discussion of this acquisition.

     Selling, advertising and promotion expenses increased by 22% $580,000 during 1997. The primary cause for this increase is the marketing expenses associated with generating and maintaining The Flower Club order volume. The Flower Club expenses included in selling expenses are commissions paid to an outside marketing firm whose responsibilities include attracting and maintaining new clients, printing costs for marketing pieces provided to The Flower Club members which assist them when ordering through The Flower Club, and certain promotional floral arrangements. In addition to Flower Club related expense increases, in 1997 the Company also incurred increased costs in sales salaries and commissions. The Company has hired a Marketing Director as well as additional sales persons, in an effort to continue the growth in revenues experienced over the past few years.

     Depreciation and amortization have increased during 1998 compared to 1997. During 1997 and 1998, the Company expanded it's facilities as well as purchased new computer and telephone equipment, thereby causing an increase in depreciation. In addition, the contract modification agreement entered into in 1998 with Marketing Projects, Inc. (see note 13 to the consolidated financial statements) caused the Company to record an intangible asset related to marketing techniques , as well as a noncompete agreement. The amortization of these intangible assets increased amortization expense in 1998.

     During 1998 the Company paid $3,495,000 to MPI to modify a servicing agreement with MPI. Prior to modifying this servicing agreement, MPI acted as an agent that interfaced with the Company's Flower Club corporate customers. By modifying the servicing agreement the Company began interfacing with the corporate customers directly, thereby strengthening these relationships.

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

     During 1998, the Company recorded a net income tax benefit of $ 682,000, all of which was recorded as a deferred income tax benefit. At August 31, 1998, the remaining valuation allowance of $ 405,000 consists primarily of certain capital losses that do not meet the requirements for recognition as an asset, as well as income tax credits that the Company does not believe will be realized. As of August 31, 1998, the Company has available net operating loss carryforwards of $ 4,980,000 which expire in the year 2013.

     FASB 109 requires deferred tax assets related to net operating loss carryforwards to be allocated between current and noncurrent based upon the reversal date of the temporary differences. It was not anticipated that the majority of the net operating losses would be used to offset income in 1998 or 1999; therefore, the carryforwards were classified as noncurrent at August 31, 1998 and August 31, 1997.

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

INFLATION

     Over the past two years, inflation has not had a material effect on the Company's operations and is not anticipated to have an effect in the near future. A portion of the increase in the average dollar value of wire orders reported to the Company represents a response by florists to general price level increases.

     SELECTED FINANCIAL DATA:

                                                               YEAR ENDED AUGUST 31,
                                                 -------------------------------------------------
                                                    1998        1997      1996      1995     1994
                                                 -----------   -------   -------   ------   ------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                  (RESTATED
                                                 SEE NOTE 4)
SELECTED INCOME STATEMENT DATA:
Net revenues...................................    $13,391     $11,609   $10,299   $8,449   $7,567
Net income (loss) (1,2,3)......................    $  (623)    $ 3,433   $ 2,262   $  707   $ (311)
Basic earnings (loss) per share................    $  (.08)    $  0.43   $  0.38   $ 0.12   $(0.06)
Diluted earnings (loss) per share..............    $  (.08)    $  0.39   $  0.35   $ 0.12   $(0.06)

---------------
1) The Company recorded income of $1,041 in 1997 related to cash received from a court award. See Note 4 to the Notes to the Consolidated Financial Statements.

2) Net income in 1997 and 1996 includes income tax benefits of $637 and $863, respectively, primarily from the recognition of benefits related to net operating loss carryforwards. See note 6 to the Notes to the Consolidated Financial Statements.

3) Net income in 1996 includes an extraordinary gain of $128 from the forgiveness of certain debt.

4) See Note 15 to the financial statements relative to restatement of the Company's financial statements for the year ended August 31, 1998.

                                                                    AUGUST 31,
                                                --------------------------------------------------
                                                   1998        1997      1996     1995      1994
                                                -----------   -------   ------   -------   -------
                                                                  (IN THOUSANDS)
                                                 (RESTATED
                                                SEE NOTE 4
                                                  ABOVE)
SELECTED BALANCE SHEET DATA:
Current assets................................    $ 5,752     $ 6,325   $5,686   $ 3,733   $ 2,847
Current liabilities...........................      5,259       5,209    5,198     5,131     5,259
Working capital (deficiency)..................        493       1,116      488    (1,398)   (2,412)
Total assets..................................     11,886      10,594    8,822     6,468     5,946
Long-term debt, less current maturities.......      2,018          80      334     3,034     3,142
Stockholders' equity (deficiency).............      4,557       5,253    3,237    (1,756)   (2,515)

ITEM 7.  RESTATED FINANCIAL STATEMENTS

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

     As more fully discussed in Note 15, the Company has restated its financial statements for the year ended August 31, 1998 with respect to its accounting for the Company's acquisition of the assets of Marketing Projects, Inc. (MPI), and cancellation of a Servicing Agreement between the Company and MPI .

                                                /s/ ERNST & YOUNG LLP

Tampa, Florida
October 8, 1998,
except for Notes 14 and 15, as to which the dates are December 9, 1998 and April 6, 1999, respectively

                          FLORAFAX INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                      AUGUST 31
                                                              -------------------------
                                                                  1998           1997
                                                              ------------      -------
                                                                (IN THOUSANDS, EXCEPT
                                                                     SHARE DATA)
                                                               (RESTATED
                                                                  SEE
                                                                NOTE 15)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 3,438         $ 4,170
  Restricted cash...........................................        106              97
  Accounts receivable:
Trade, less allowances of $482 at August 31, 1998 and $509
  at August 31, 1997........................................      1,421           1,317
     Charge card issuers....................................        211             343
     Other..................................................        110              94
                                                                -------         -------
                                                                  1,742           1,754
Deferred tax asset, net of allowance........................        301             264
Prepaid and other assets....................................        165              40
                                                                -------         -------
     Total current assets...................................      5,752           6,325
Property and equipment, at cost:
  Fixtures and equipment....................................      1,594           1,324
  Computer systems..........................................        977             798
  Communication systems.....................................      1,121           1,010
  Land, building and leasehold improvements.................      1,282             524
                                                                -------         -------
                                                                  4,974           3,656
  Accumulated depreciation and amortization.................      2,992           2,713
                                                                -------         -------
                                                                  1,982             943
Other assets:
Excess of cost over net assets of acquired businesses.......      1,995           1,995
Marketing techniques, net of accumulated amortization of
  $50.......................................................        100              --
Deferred tax asset, net of allowance........................      1,881           1,236
Other intangible assets.....................................        176              95
                                                                -------         -------
                                                                  4,152           3,326
                                                                -------         -------
     Total assets...........................................    $11,886         $10,594
                                                                =======         =======


See accompanying notes.

                          FLORAFAX INTERNATIONAL, INC.

                                                                    AUGUST 31
                                                              ----------------------
                                                                1998          1997
                                                              --------      --------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                                                              (RESTATED
                                                                SEE
                                                              NOTE 15)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt........................  $    80       $    --
Accounts payable............................................    3,986         3,754
Accrued member benefits.....................................      116           147
Accrued credit card fees....................................      440           359
Other accrued liabilities...................................      637           949
                                                              -------       -------
     Total current liabilities..............................    5,259         5,209
Long-term debt, less current maturities.....................    2,018            80
Membership security deposits................................       52            52
                                                              -------       -------
     Total liabilities......................................    7,329         5,341
Stockholders' equity:
Preferred stock ($10 par value, 600,000 shares authorized at
  August 31, 1998 and 1997).................................       --            --
Common stock ($0.01 par value, 70,000,000 shares authorized,
  8,449,198 and 8,253,004 issued at August 31, 1998 and
  1997, respectively).......................................       85            83
Additional paid-in capital..................................   10,211        10,108
Accumulated deficit.........................................   (4,123)       (3,500)
Treasury stock, at cost (519,975 and 480,975 shares at
  August 31, 1998 and 1997, respectively)...................   (1,616)       (1,438)
                                                              -------       -------
     Total stockholders' equity.............................    4,557         5,253
                                                              -------       -------
     Total liabilities and stockholders' equity.............   11,886       $10,594
                                                              =======       =======

See accompanying notes.

                          FLORAFAX INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                               YEAR ENDED AUGUST 31
                                                              ----------------------
                                                                1998          1997
                                                              ---------      -------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                                                              (RESTATED
                                                                 SEE
                                                              NOTE 15)
Net revenues:
  Member dues and fees......................................   $ 2,778       $ 2,392
  Floral order processing...................................     7,189         6,162
  Directory and advertising fees............................     1,476         1,405
  Charge card processing....................................     1,822         1,618
  Other revenue.............................................       126            32
                                                               -------       -------
                                                                13,391        11,609
Expenses:
  General and administrative................................     6,524         5,838
  Selling, advertising and promotion........................     4,085         3,209
  Directory publishing......................................       315           383
  Contract modification charge..............................     3,495
  Depreciation and amortization.............................       403           261
                                                               -------       -------
                                                                14,822         9,691
                                                               -------       -------
Operating income (loss).....................................    (1,431)        1,918
Other income (expense):
  Interest expense..........................................       (82)           (6)
  Interest income...........................................       165           183
  Other.....................................................        43           819
                                                               -------       -------
                                                                   126           996
                                                               -------       -------
Income (loss) before income taxes...........................    (1,305)        2,914
Income tax (expense) benefit:
Current income taxes........................................        --          (118)
Deferred income taxes.......................................       682           637
                                                               -------       -------
                                                                   682           519
                                                               -------       -------
Net income (loss)...........................................   $  (623)      $ 3,433
                                                               =======       =======
Weighted average common and common equivalent shares
  outstanding:
  Basic.....................................................     7,824         8,076
  Diluted...................................................     7,824         8,715
Basic earnings (loss) per share:
  Net income................................................   $  (.08)      $  0.43
Diluted earnings (loss) per share:
  Net income................................................   $  (.08)      $  0.39

See accompanying notes.

                          FLORAFAX INTERNATIONAL, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                        COMMON STOCK
                                    ---------------------   ADDITIONAL
                                      NUMBER OF      PAR     PAID-IN     ACCUMULATED   TREASURY
                                    SHARES ISSUED   VALUE    CAPITAL        STOCK       STOCK      TOTAL
                                    -------------   -----   ----------   -----------   --------   -------
                                                               (IN THOUSANDS)
Balance at August 31, 1996........      8,233        $83     $10,087       $(6,933)    $    --    $ 3,237
Issuance of common stock..........         20         --          21            --          --         21
Purchase of treasury stock........         --         --          --            --      (1,438)    (1,438)
Net income........................         --         --          --         3,433          --      3,433
                                        -----        ---     -------       -------     -------    -------
Balance at August 31, 1997........      8,253         83      10,108        (3,500)     (1,438)     5,253
Issuance of common stock..........        196          2          27            --          --         29
Purchase of treasury stock........         --         --          --            --        (178)      (178)
Compensation expense under stock
  option plan.....................         --         --          76            --          --         76
Net income........................         --         --          --          (623)         --       (623)
                                        -----        ---     -------       -------     -------    -------
Balance at August 31, 1998
  (Restated See Note 15)..........      8,449        $85     $10,211       $(4,123)    $(1,616)   $(4,557)
                                        =====        ===     =======       =======     =======    =======

See accompanying notes.

                          FLORAFAX INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED AUGUST 31
                                                              ---------------------
                                                                1998         1997
                                                              --------      -------
                                                                 (IN THOUSANDS)
                                                              (RESTATED
                                                                SEE
                                                              NOTE 15)
OPERATING ACTIVITIES
  Net income................................................  $  (623)      $3,433
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Deferred income tax expense (benefit)..................     (682)        (637)
     Depreciation...........................................      279          179
     Amortization...........................................      124           82
     Compensation expense under stock option plan...........       76           --
     Provision for doubtful accounts........................      127          170
  Changes in operating assets and liabilities:
     Accounts receivable....................................     (115)        (323)
     Prepaid and other assets...............................     (125)          14
     Other assets...........................................     (205)          84
     Accounts payable.......................................      232         (159)
     Accrued liabilities and member benefits................     (262)         249
     Membership security deposits...........................                    (1)
                                                              -------       ------
  Net cash provided by operating activities.................   (1,174)       3,091
                                                              =======       ======
INVESTING ACTIVITIES
  Capital expenditures......................................   (1,318)        (844)
  Change in restricted cash.................................       (9)           2
  Investment in common stock................................     (100)          --
                                                              -------       ------
  Net cash used in investing activities.....................   (1,427)        (842)
                                                              =======       ======
FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt..................  $ 2,500       $   --
  Proceeds from exercise of stock options and warrants......       29           21
  Purchase of treasury stock................................     (178)      (1,438)
  Payments on long-term debt................................     (482)        (333)
                                                              -------       ------
  Net cash used in financing activities.....................    1,869       (1,750)
                                                              -------       ------
  Net increase (decrease) in cash and cash equivalents......     (732)         499
  Cash and cash equivalents at beginning of year............    4,170        3,671
                                                              -------       ------
  Cash and cash equivalents at end of year..................  $ 3,438       $4,170
                                                              =======       ======
  Supplemental disclosures of cash flow information:
     Cash paid during the year for interest.................  $    53       $    1
                                                              -------       ------
     Cash paid during the year for income taxes.............       82           52

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

  (D) FLORAL ORDER PROCESSING -- REVENUE RECOGNITION

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

  (E) MEMBER DUES AND FEES AND DIRECTORY AND ADVERTISING FEES


     At the time a florist applies for membership they are billed a non refundable account set up fee. The account set up fee is ninety-nine dollars, and is recognized as revenue at the time the florist is accepted as a member to offset costs incurred. Once a florist has been accepted as a member, they are billed dues and advertising fees on a monthly basis, and those billings are recognized as income at that time. Monthly dues and advertising fees are billed at different rates and amounts, depending on the location of the florist and the size of the advertisement placed by the florist. The benefits of membership include the ability to send and receive orders to and from other members, receive orders generated by the Company via fax or telephone, the ability to send gift baskets anywhere in the country, and certain other benefits. A florist may cancel their membership at any time, but are responsible for monthly dues and advertising fees as long as they remain in the membership directory. Billings for directories occur twice per year, while the actual directories are produced and distributed several times per year. Directory revenues are deferred until the directories are distributed to member florists.


  (F) CHARGE CARD PROCESSING

     Charge card processing revenue represents fees for processing credit card transactions for members and others. Revenues are recognized when the service is provided.

                          FLORAFAX INTERNATIONAL, INC.

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  (g) CONCENTRATION OF CREDIT RISK

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

  (h) PROPERTY AND EQUIPMENT DEPRECIATION

     The provisions for depreciation and amortization are computed using the straight-line method for financial reporting purposes with the following estimated useful lives:

                      DESCRIPTION                           ESTIMATED USEFUL LIVES
                      -----------                           ----------------------
Fixtures and equipment..................................        2 to 10 years
Computer systems........................................        3 to 10 years
Communication systems...................................         2 to 5 years
Building and leasehold improvements.....................        3 to 30 years

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

                          FLORAFAX INTERNATIONAL, INC.

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  (l) RECLASSIFICATION OF PRIOR YEAR BALANCES

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

  (n) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the FASB issued Statement No. 128, Earnings per Share, which is effective for years ending after December 15, 1997. As a result, the Company was required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share is replaced with basic earnings per share which excludes the dilutive effect of stock options and other common stock equivalents. Basic earnings (loss) per share is higher than primary earnings per share by $.(.01) and $.03 for the fiscal years ending August 31, 1998 and 1997, respectively. Diluted earnings per share was not different than fully diluted earnings per share.

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

                          FLORAFAX INTERNATIONAL, INC.

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     In cases where exercise prices are less than fair value, compensation is recognized over the period of performance or the vesting period or, in cases of the variable plan, compensation expense is recognized at the time when both exercise price and the number of shares are determinable.

  (p) ADVERTISING COSTS

     Advertising costs associated with related to the cost of coupons included in corporate partner advertising campaigns are expensed upon first showing. Advertising expense amounted to $1,350 and $881 in 1998 and 1997, respectively.

 2.  LONG-TERM DEBT

     At August 31, 1998, long-term debt consisted of a bank line of credit in the amount of $2,018 with interest payable monthly at the prime rate of the lending institution, currently 8 1/2%, collateralized by substantially all assets of the Company. Under the terms of the note, the Company may borrow up to $5,000 until February 16, 2000. No principal payments are due until February 16, 2000, at which time any principal amounts outstanding at the end of this period will convert to a 36-month fully amortizing loan based on level principal payments plus interest. A one-time commitment fee related to this note amounted to $13. Approximately $2,982 is available for future borrowings under the bank line of credit.

     At August 31, 1998 and 1997, current maturities of long-term debt included a 5% subordinate debenture in the amount of $80, maturing on December 27, 1998 with interest payable annually on December 31.

     Scheduled maturities of notes payable at August 31, 1998 for each of the next five years and thereafter are as follows:

1999........................................................   $   80
2000........................................................      336
2001........................................................      673
2002........................................................      673
2003........................................................      336
                                                               ------
                                                                2,098
Current portion.............................................       80
                                                               ------
                                                               $2,018
                                                               ======

 3.  LEASES

     Noncancelable lease obligations of the Company for annual payments under various operating leases for buildings and equipment are as follows:

                                                              MINIMUM
                                                               LEASE
                                                              PAYMENTS
                                                              --------
1999........................................................    $ 84
2000........................................................      56
2001........................................................      49
2002........................................................      47
2003........................................................       2
                                                                ----
                                                                $238
                                                                ====

                          FLORAFAX INTERNATIONAL, INC.

 3.  LEASES -- (CONTINUED)
     Total rental expense for years 1998 and 1997, which includes other than noncancelable agreements, was $156 and $261, respectively. Of these amounts, annual rentals for office facilities for years 1998 and 1997 were $49 and $155, respectively. Until January 1998 the Company's building lease for its Vero Beach location (annual rental $33 plus sales tax) was with a relative of the Chairman of the Board of Directors. In January 1998, the company purchased this property (see note 8 to the consolidated financial statements).

 4.  CONTINGENCIES

     During 1990, the Company filed a lawsuit against GTE Market Resources, Inc. (GTE/MR) for failure on the part of GTE/MR to fulfill certain contractual telecommunication services on behalf of the Company. On November 23, 1993, a jury awarded the Company $1,481. GTE/MR appealed the case. In 1997 the Oklahoma Supreme Court upheld the decision of the trial court, and ruled in favor of the Company. The Company recognized a pretax gain, net of related legal fees, of $1,041 resulting from the award, which is included in other income in the Consolidated Statement of Income for 1997.

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

     On June 25, 1997, the Board of Directors granted options for the purchase of 305,000 shares of common stock at fair market value to officers and key employees of the Company at an exercise price of $4 per share. These options vest in 25% increments when the market price of the Company's common stock reaches $5.00, $7.50, $10.00 and $12.50 per share, respectively, for twenty consecutive trading days. Unexercised vested options expire in 2006. The portion of unvested options, if any, expire in the year 2002. Compensation expense for these variable plan options is recorded when the option vests, at the amount that the targeted market price

                          FLORAFAX INTERNATIONAL, INC.

 5.  STOCKHOLDERS' EQUITY -- (CONTINUED)
exceeds the exercise price. As of August 31, 1998, 76,000 of these shares had vested and were exercisable (none at August 31, 1997). Compensation expense of $76 was recorded for the year ended August 31, 1998 (none at August 31, 1997).

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

     Information regarding stock options for years 1998 and 1997 is as follows:

                                                      NUMBER      EXERCISE PRICE         TOTAL
                                                     OF SHARES    RANGE PER SHARE    EXERCISE PRICE
                                                     ---------    ---------------    --------------
Shares under option at August 31,
1998...............................................    957,000    $1.41 to $5.88         $2,978
1997...............................................    888,000    $1.41 to $4.00         $2,529
Options granted during year ended August 31,
1998...............................................     80,000         $5.88             $  470
1997...............................................    668,000    $2.66 to $4.00         $2,204
Options exercised during year ended August 31,
1998...............................................     11,000    $1.41 to $2.66         $   20
1997...............................................      1,000         $1.41             $    1
Options expired or canceled during year ended
  August 31,
1998...............................................      1,000         $1.41             $    1
1997...............................................         --          --               $   --
Options exercisable at August 31, 1998.............    560,000    $1.41 to $5.88         $  659
Shares reserved at August 31, 1998 for:
  Director stock option plan.......................    500,000
                                                     ---------
  Management stock option plan.....................    988,000
                                                     ---------
                                                     1,488,000
                                                     =========

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

                          FLORAFAX INTERNATIONAL, INC.

 5.  STOCKHOLDERS' EQUITY -- (CONTINUED)
     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                             1998         1997
                                                         ------------    ------
                                                          (RESTATED
                                                         SEE NOTE 15)
Pro forma net income (loss)............................    $(1,339)      $3,016
Pro forma earnings (loss) per share:
     Basic.............................................    $ (0.17)      $ 0.37
     Diluted...........................................      (0.17)        0.35
Weighted average shares:
     Basic.............................................      7,824        8,076
     Diluted...........................................      7,824        8,715

 6.  INCOME TAXES

     The components of the income tax provision (benefit) as of August 31, 1998 and 1997 are as follows:

                                                             1998        1997
                                                         ------------    -----
                                                          (RESTATED
                                                         SEE NOTE 15)
Current income taxes...................................     $  --        $ 118
Deferred income taxes..................................      (682)        (637)
                                                            -----        -----
Income tax provisions..................................     $(682)       $(519)
                                                            =====        =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes as of August 31, 1998 and 1997 are as follows:

                                                             1998         1997
                                                         ------------    ------
                                                          (RESTATED
                                                         SEE NOTE 15)
Allowances for bad debts...............................     $  181       $  191
Accrued liabilities and other..........................        119           73
Depreciation and amortization..........................        155          216
Net operating losses...................................      1,874        1,110
Compensation under stock option plan...................                      --
General business credits...............................        232          456
Basis difference in intangible assets..................         26           --
                                                            ------       ------
                                                             2,587        2,046
Valuation allowance....................................       (405)        (546)
                                                            ------       ------
     Total deferred taxes..............................     $2,182       $1,500
                                                            ======       ======

     FASB 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At August 31, 1998, the remaining valuation allowance of $405 consists primarily of certain capital losses that do not meet the requirements for recognition as an asset, as well as tax credits in the amount of $155 that are not expected to be realized. This represents a change in the valuation allowance for the current year of $ 141 as compared to a change of $1,606 in the prior year.

                          FLORAFAX INTERNATIONAL, INC.

 6.  INCOME TAXES -- (CONTINUED)
     As of August 31, 1998, the Company has available net operating loss carryforwards of $4,980, which expire as follows:

                      EXPIRATION DATE                         AMOUNT
                      ---------------                         ------
     2002...................................................  $  135
     2005...................................................      22
     2007...................................................   1,473
     2008...................................................   1,625
     2009...................................................     486
     2013...................................................   1,239
                                                              ------
                                                              $4,980
                                                              ======

     FASB 109 requires deferred tax assets related to net operating loss carryforwards to be allocated between current and noncurrent based upon the reversal date of the temporary differences. It was not anticipated that the majority of the net operating losses would be used to offset income in 1998 and 1999, therefore the carryforwards were classified as non current as of August 31, 1998 and August 31, 1997.

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

 8.  RELATED PARTY TRANSACTIONS

     During 1998, the Company purchased the land and buildings used for its Vero Beach operations for approximately $673. The transaction was financed with cash from operations. The property was previously leased from a trust administered by a relative of the Chairman of the Board.

 9.  FOURTH QUARTER ADJUSTMENTS

     As more fully discussed in Note 6, the Company reduced its valuation allowance against deferred tax assets 1997. The reduction resulted in a credit to income of $637 in 1997. The reduction was recorded in the fourth quarter of 1997, when all of the information upon which to make the estimate became available to management of the Company.

10.  RETIREMENT PLAN

     The Company sponsors a 401(k) retirement plan covering all full-time employees who have completed one year of service. Eligible employees may elect quarterly to contribute up to 15% of their compensation, up to the maximum contribution allowed by law. The Company matches contributions up to a maximum of 3% of

                          FLORAFAX INTERNATIONAL, INC.

10.  RETIREMENT PLAN -- (CONTINUED)
compensation. In connection with the matching contribution, the Company's contribution in 1998 and 1997 was $41 and $30, respectively.

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

12.  BUSINESS SEGMENTS

     The Company operates in two business segments: Flowers-by-wire services and charge card processing for member florists, and charge card processing for customers outside the floral industry. Net revenues, operating income before and after allocating general and administrative expenses, identifiable assets, depreciation expense and capital expenditures for the two segments are provided for below:

                                                                  1998         1997
                                                              ------------    -------
                                                               (RESTATED
                                                              SEE NOTE 15)
Net revenues:
  Flowers-by-wire...........................................    $12,119       $10,416
  Charge card processing....................................      1,272         1,193
                                                                -------       -------
                                                                $13,391       $11,609
                                                                =======       =======
Operating profit (loss) after allocation of general and
  administrative expenses:
  Flowers-by-wire...........................................    $   (52)      $ 2,690
  Charge card processing....................................         68            98
                                                                -------       -------
  Operating profit before allocation of Corporate
     overhead...............................................         16         2,788
                                                                -------       -------
  Corporate overhead........................................      1,447           870
                                                                -------       -------
Operating income (loss).....................................    $(1,431)      $ 1,918
                                                                =======       =======
Identifiable assets:
  Flowers-by-wire...........................................    $ 5,992       $ 4,139
  Charge card processing....................................        569           472
  General corporate assets..................................      5,325         5,983
                                                                -------       -------
                                                                $11,886       $10,594
                                                                =======       =======
Depreciation expense:
  Flowers-by-wire...........................................    $   220       $   146
  Charge card processing....................................         59            33
                                                                -------       -------
                                                                $   279       $   179
                                                                =======       =======
Capital expenditures:
  Flowers-by-wire...........................................    $ 1,021       $   625
  Charge card processing....................................        297           219
                                                                -------       -------
                                                                $ 1,318       $   844
                                                                =======       =======

                          FLORAFAX INTERNATIONAL, INC.

13.  MARKETING PROJECTS, INC. AGREEMENT

     Prior to May 1, 1998, under the terms of an existing marketing services agreement, the Company was required to pay Marketing Projects, Inc. ("MPI") commissions on orders generated from marketing partners solicited by MPI. During the years ended August 31, 1998, 1997 and 1996 the Company recorded commissions expense of $1,050, $1,455 and $1,219 relative to the agreement.

     Effective May 1, 1998, the Company entered into an agreement with MPI that
(1) modified the rights and obligations of both parties under the marketing servicing agreement and (2) provided for the acquisition of MPI's proprietary marketing systems by the Company. Also on May 1, 1998, the Company entered into a non-compete and non-disclosure agreement with MPI and the principal employees of MPI. Total consideration of $3,670 was paid to MPI at the time of closing and the Company is further obligated to pay up to $125 in cash in each of the following eight fiscal quarters, contingent upon the attainment of quarterly revenue targets.

     Of total consideration paid, $150 has been allocated to the purchase of MPI's proprietary marketing systems and $100 has been allocated to the non-compete agreement, with amortization provided over useful lives of 1 and 2 years, respectively. These assets, net of accumulated amortization of $62, are included in other intangible assets at August 31, 1998.

     Under the original marketing services agreement, the Company was obligated to pay MPI commissions equaling 8% of floral orders generated from marketing partners solicited by MPI. This 8% commission was continuously payable to MPI even in the event the marketing services agreement was terminated by either party. As a result of the May 1, 1998 contract modification, the Company is no longer obligated to pay any commissions to MPI on future floral orders generated from marketing partners solicited by MPI prior to May 1, 1998.

     The Company believes that this contract modification will result in the realization of significant cost savings in future years due to the elimination of the 8% MPI commission obligation. The Company further believes that its future revenue stream and support requirements relative to these marketing partner arrangements will be generally unaffected by the contract modification. Further, the May 1, 1998 payment also served to compensate MPI for the loss of commissions that would have otherwise been payable to them. Since the Company's contractual relationship was directly with the respective marketing partners and MPI was not expected to perform continuing services with regards to these partners, the Company believes that the MPI contract modification represents the termination of a marketing agreement.

     Based upon the above, the Company determined that the remainder of the consideration paid to MPI has no benefit to future periods and should be expensed at the date of contract modification. Accordingly, $3,495 of the total consideration paid has been recognized as a contract modification expense during the year ended August 31, 1998.

     The MPI contract modification further provided that any orders generated from new marketing partners solicited by MPI after May 1, 1998 will be commissionable at a 4% rate. Because this commission rate approximates the current market rate within the floral industry and because of the uncertainty of the amount of floral orders to be generated in the future on this reduced commission basis, the Company allocated no value to this contract provision.

     Since the quarterly contingent payments are based upon the attainment of future revenue targets, the Company will record such payments as sales commissions to the extent and at the time they become earned. For the quarter ended August 31, 1998, the first contingent payment of $125 was earned and paid, and is included within selling, advertising, and promotion expenses.

                          FLORAFAX INTERNATIONAL, INC.

14.  SUBSEQUENT EVENT -- MERGER WITH GERALD STEVENS, INC.

     On December 9, 1998, the Company and Gerald Stevens, Inc. entered into a Merger Agreement that, if consummated, would result in Gerald Stevens, Inc. becoming a wholly owned subsidiary of the Company. The merger is planned to be effected by the issuance of our common stock. Depending on the market prices of our common stock in effect at the time of consummation of this merger, the Company will issue between 1.25 and 1.35 shares of our common stock for each share of outstanding Gerald Stevens, Inc. Common Stock. Based upon the current number of Gerald Stevens, Inc. common shares outstanding, the number of shares of our common stock issued will range from approximately 26.0 million shares to
28.1 million shares.

15.  RESTATEMENT OF 1998 CONSOLIDATED FINANCIAL STATEMENTS

     As more fully discussed in Note 13, effective May 1, 1998 the Company entered into a contract modification agreement with MPI. At that time the contract was accounted for as a business combination. However, subsequent to the original accounting of the transaction the Company had several discussions with the Securities and Exchange Commission. As a result of these conversations, the Company re-evaluated the facts and circumstances surrounding the MPI transaction and concluded that the transaction should be accounted for as a contract modification rather than a business combination. Consequently, the Company has restated it's financial statements to account for the transaction as a contract modification.

     The following tables reflect the more significant effects of the restatements on certain components of operations and financial condition:

EFFECTS ON OPERATIONS
Operating income, as previously reported....................  $ 2,178
Adjustment related to:
  Adjustment to amortization expense........................       11
  Contingent commission expense.............................     (125)
  Contract modification expense.............................   (3,495)
                                                              -------
Restated operating (loss)...................................   (1,431)
                                                              =======
Net (loss) income, as previously reported...................  $ 1,768
Adjustment related to:
  Adjustment to amortization expense........................       11
  Contingent commission expense.............................     (125)
  Contract modification expense.............................   (3,495)
  Income tax effect of adjustments..........................   (1,218)
                                                              -------
Restated net (loss) income..................................     (623)
                                                              =======
Basic income, per share, as previously reported.............  $  0.23
Adjustment related to:
  Adjustment to amortization expense........................       --
  Contingent commission expense.............................    (0.02)
  Contract modification expense.............................     (.45)
  Income tax effect of adjustments..........................      .16
                                                              -------
Restated basic income (loss) per share......................    (0.08)
                                                              =======

                          FLORAFAX INTERNATIONAL, INC.

15.  RESTATEMENT OF 1998 CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Diluted income, per share, as previously reported...........  $  0.20
Adjustment related to:
  Adjustment to amortization expense........................       --
  Contingent commission expense.............................    (0.02)
  Contract modification expense.............................    (0.40)
                                                              -------
  Income tax effect of adjustments..........................      .14
                                                              -------
Restated diluted income (loss) per share....................    (0.08)
                                                              =======
EFFECTS ON FINANCIAL CONDITION
Deferred tax assets-current, as previously reported.........  $ 1,265
Adjustment related to:
  Reclassification of net operating loss carryforwards......     (967)
  Reclassification of tax credits...........................     (247)
  Reclassification of valuation allowance...................      250
                                                              -------
Restated deferred tax assets-current........................      301
                                                              =======
Excess of cost over net assets of acquired businesses, net
  of amortization, as previously reported...................  $ 5,704
Adjustment related to:
  Adjustment to amortization expense........................       61
  Restatement of goodwill related to MPI....................   (3,770)
                                                              -------
Restated excess of cost over net assets of acquired
  businesses, net of amortization...........................    1,995
                                                              =======
Accumulated deficit, as previously reported.................  $(1,732)
Adjustment related to:
  Adjustment to amortization expense........................       11
  Contingent commission expense.............................     (125)
  Contract modification expense.............................   (3,495)
  Income tax effect of adjustments..........................    1,218
                                                              -------
Restated accumulated deficit................................   (4,123)
                                                              =======

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                          Florafax International, Inc.

Date: April 8, 1999                       /s/ ANDREW W. WILLIAMS

                                          --------------------------------------
                                          Andrew W. Williams
                                          Chairman and Chief Executive Officer

Date: April 8, 1999                       /s/ JAMES H. WEST

                                          --------------------------------------
                                          James H. West
                                          President and Chief Financial Officer

Date: April 8, 1999                       /s/ KELLY S. MCMAKIN

                                          --------------------------------------
                                          Kelly S. McMakin
                                          Controller and Treasurer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ ANDREW W. WILLIAMS                      Chairman of the Board                  April 8, 1999
-------------------------------------
Andrew W. Williams

/s/ SOLOMON ODEN HOWELL, JR.                Director                               April 8, 1999
-------------------------------------
Solomon Oden Howell, Jr.

/s/ WILLIAM E. MERCER                       Director                               April 8, 1999
-------------------------------------
William E. Mercer

/s/ KENNETH G. PUTTICK                      Director                               April 8, 1999
-------------------------------------
Kenneth G. Puttick

/s/ JAMES H. WEST                           Director                               April 8, 1999
-------------------------------------
James H. West