Form 10QSB/A
period 1998-11-30
FLORAFAX INTERNATIONAL INC
filed 1999-04-12
CIK 37525

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                 FORM 10-QSB/A
                                AMENDMENT NO. 1

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended November 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from                to

                            Commission File Number 0-5531

                            FLORAFAX INTERNATIONAL, INC.
          (Exact name of small business issuer as specified in its charter)

                  DELAWARE                               41-0719035
        (State or other jurisdiction           (I.R.S. Employer Identification No.)
      of incorporation or organization)

    8075 20TH STREET, VERO BEACH, FLORIDA                   32966
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

     Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                          FLORAFAX INTERNATIONAL, INC.

                       EXPLANATORY NOTE TO FORM 10-QSB/A

     This quarterly report on Form 10-QSB/A amends and supersedes, to the extent set forth herein, the Registrant's Quarterly Report on Form 10-QSB for the quarter ended November 30, 1998 previously filed on January 13, 1999. As more fully set forth below, the following financial and related information has been updated in connection with the filing of the restated financial statements included herein.

     The Items of Form 10-QSB affected by this Amendment No. 1 on Form 10-QSB/A are as follows:

     Part I -- Item 1.  Financial Statements

                        Consolidated Balance Sheets

                        Consolidated Statements of Income

                        Consolidated Statements of Changes in Stockholders'
                        Equity

                        Consolidated Statements of Cash Flows

                        Notes to Consolidated Financial Statements

     Part I -- Item 2.  Management's Discussion and Analysis or Plan of
Operation

     Page numbers for the amended Items set forth in this Form 10-QSB/A correspond to the page numbering of the same Items in the original Form 10-QSB.

                          FLORAFAX INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              NOVEMBER 30    AUGUST 31
                                                                 1998          1998
                                                              -----------    ---------
                                                              (UNAUDITED)    (RESTATED
                                                               (RESTATED    SEE NOTE 6)
                                                              SEE NOTE 6)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 3,164       $ 3,438
  Restricted cash...........................................        109           106
  Accounts receivable:
Trade, less allowances of $462 at November 30, 1998 and $482
  at August 31, 1998........................................      1,697         1,421
     Charge card issuers....................................        212           211
     Other..................................................        168           110
                                                                -------       -------
                                                                   2077         1,742
Deferred tax asset, net of allowance........................        103           301
Prepaid and other assets....................................        398           165
                                                                -------       -------
     Total current assets...................................      5,851         5,752
Property and equipment, at cost:
  Fixtures and equipment....................................      1,662         1,594
  Computer systems..........................................        992           977
  Communication systems.....................................      1,171         1,121
  Land, building and leasehold improvements.................      1,292         1,282
                                                                -------       -------
                                                                  5,117         4,974
  Accumulated depreciation and amortization.................      3,078         2,992
                                                                -------       -------
                                                                  2,039         1,982
Excess of cost over net assets of acquired business.........      1,995          1995
Deferred tax asset, net of allowance........................      1,881         1,881
Marketing techniques........................................         62           100
Other.......................................................        147           176
                                                                -------       -------
                                                                  4,085         4,152
                                                                -------       -------
     Total assets...........................................    $11,975       $11,886
                                                                =======       =======

See accompanying notes.

                          FLORAFAX INTERNATIONAL, INC.

                                 (IN THOUSANDS)

                                                              NOVEMBER 30    AUGUST 31
                                                                 1998          1998
                                                              -----------    ---------
                                                              (UNAUDITED)    (RESTATED
                                                               (RESTATED    SEE NOTE 6)
                                                              SEE NOTE 6)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt........................    $    80       $    80
Accounts payable............................................      4,535         3,986
Accrued expenses............................................      1,177         1,077
Member benefits.............................................        121           116
                                                                -------       -------
     Total current liabilities..............................      5,913         5,259
Long term debt, less current maturities.....................      1,000         2,018
Deferred revenue............................................         85            --
Membership security deposits................................         47            52
                                                                -------       -------
     Total liabilities......................................      7,045         7,329
Stockholders' equity
Preferred stock ($10 par value, 600,000 shares Authorized at
  November 30, 1998 and August 31, 1998, none issued).......         --            --
Common stock ($.01 par value, 70,000,000 shares authorized,
  8,523,577 and 8,449,198 shares issued at November 30, 1998
  and August 31, 1998, respectively.........................         86            85
Additional paid-in capital..................................     10,296        10,211
Treasury stock at cost......................................     (1,616)       (1,616)
Accumulated deficit.........................................     (3,836)       (4,123)
                                                                -------       -------
     Total stockholders' equity.............................      4,930         4,557
                                                                -------       -------
     Total liabilities and stockholders' equity.............    $11,975       $11,886
                                                                =======       =======

See accompanying notes.

                          FLORAFAX INTERNATIONAL, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     NOVEMBER 30
                                                              -------------------------
                                                                 1998            1997
                                                              -----------      --------
                                                               (RESTATED
                                                              SEE NOTE 6)
Net revenues:
  Member dues and fees......................................    $   700        $   629
  Floral and other order Processing.........................      1,882          1,814
  Publication and advertising fees..........................        679            360
  Charge card processing....................................        463            424
  Other revenue.............................................         31             33
                                                                -------        -------
                                                                  3,755          3,260
Expenses:
  General and administrative................................      1,431          1,336
  Selling and advertising...................................      1,383          1,271
  Publications..............................................        179             91
  Depreciation and amortization.............................        153             69
                                                                -------        -------
                                                                  3,146          2,767
                                                                -------        -------
Operating Income............................................        609            493
Other income (expense):
  Interest expense..........................................        (26)            (2)
  Other.....................................................        (85)             2
  Interest income...........................................         17             36
                                                                -------        -------
                                                                    (94)            36
                                                                -------        -------
Income before taxes.........................................        515            529
Income tax expense..........................................        228            191
                                                                -------        -------

Net Income..................................................    $   287        $   338
                                                                =======        =======
Net income..................................................    $   287        $   338
  Accumulated deficit at beginning of period................     (4,123)        (3,500)
                                                                -------        -------
Accumulated deficit at end of period........................    $(3,836)       $(3,162)
                                                                -------        -------
Basic earnings per common share.............................    $   .04        $   .04
                                                                =======        =======
Weighted average shares outstanding.........................      7,944          7,751
                                                                =======        =======
Fully diluted earnings per common share.....................    $   .03        $   .04
                                                                =======        =======
Weighted average shares outstanding.........................      8,801          8,718
                                                                =======        =======

See accompanying notes.

                          FLORAFAX INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    NOVEMBER 30
                                                              -----------------------
                                                                 1998           1997
                                                              -----------      ------
                                                               (RESTATED
                                                              SEE NOTE 6)

OPERATING ACTIVITIES
  Net income................................................    $   287        $  338
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................        153            54
     Provision for doubtful accounts........................         37            38
     Deferred income taxes..................................        198           153
     Increase (decrease) in cash flows due to changes in:
       Accounts receivable..................................       (372)         (223)
       Prepaid and other assets.............................       (233)         (215)
       Other assets.........................................                       15
       Accounts payable.....................................        549           367
       Deferred revenue.....................................         85
       Accrued liabilities..................................        105           290
       Membership security deposits.........................         (5)           --
                                                                -------        ------
  Net cash provided by operating activities.................        804           817
                                                                -------        ------
Investing activities
  Capital expenditures......................................       (143)         (421)
  Purchase of common stock..................................                     (100)
  (Increase) decrease in restricted cash....................         (3)          (17)
                                                                -------        ------
  Net cash (used in) investing activities...................    $  (146)       $ (538)
                                                                =======        ======

FINANCING ACTIVITIES
  Purchases of treasury stock...............................    $              $ (178)
  Proceeds from issuing stock...............................         86             2
  Payments of debt..........................................     (1,018)           --
                                                                -------        ------
  Net cash (used in) financing activities...................    $  (932)         (176)
                                                                -------        ------
  Net increase (decrease) in cash and cash equivalents......    $  (274)          103
  Cash and cash equivalents at beginning of period..........      3,438         4,170
                                                                -------        ------
  Cash and cash equivalents at end of period................    $ 3,164        $4,273
                                                                =======        ======
  Supplemental disclosures of cash flow information:
     Cash paid during the period for interest...............    $    18        $   --
     Cash paid during the period for income tax.............         30            38

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1)  MANAGEMENT'S OPINION AND ACCOUNTING POLICIES

     The accompanying interim financial statements should be read in conjunction with the Florafax International, Inc. (the Company's) Form 10-KSB/A, filed on April 9, 1999 (See Note 6), for the year ended August 31, 1998.

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

NOTE (2)  YEAR 2000 ISSUE

     The Company operates three primary information technology computer systems, which are a main frame, a network based order entry system, and a telephone system. A year 2000 discussion of each of these systems is as follows.

     The Company operates a main frame computer system that processes floral orders, credit card transactions, and performs the Company's monthly billings to its member florists. The year 2000 software upgrade has been installed, tested, and is currently in use. The manufacturer of the software has provided the Company with the year 2000 upgrade at no charge. In addition, all internally developed software applications have been modified to be year 2000 compliant. At this time, these modifications are being tested and are expected to be operational by March 31, 1999. The cost to update these applications was less than $50,000.

     The Company operates a network based order entry system. The manufacturers operating system software is year 2000 compliant. However, not all internally developed software applications have been modified to be year 2000 compliant. The Company is in the process of modifying its internally developed software applications and expects to complete the modifications no later than June 30, 1999. These internal programs are being modified by current employees and, as a result, the cost of these modifications is not expected to be material.

     The Company operates a telephone system which is integrated with the order entry system discussed in the preceding paragraph. The Company recently learned that a primary component of this system will need to be upgraded or replaced to be year 2000 compliant. The company is in the process of evaluating whether to upgrade or replace this component. Regardless of which option is selected by the Company, this component is expected to be operational no later than, July 31, 1999, at a cost not to exceed $200,000.

     Currently the company does not operate any significant non-information technology systems.

     Management believes the most reasonably likely worst case year 2000 scenario would occur if the order entry system failed, which would prevent automated processing of floral orders. At this time, there is no indication that this will happen. However, should this occur, the Company would be forced to process incoming floral orders manually, until such time that the failure could be corrected. This could cause labor costs to double or triple during the time period while the system failure was being corrected.

     The Company relies on two main vendors to operate the credit card portion of its business. Both of these vendors have represented that they are year 2000 compliant. One vendor has provided the Company written certification of their year 2000 readiness. The other vendor has provided the Company with limited written certification regarding a particular type of credit card terminal used by merchants who process transactions with the Company.


     Other significant vendors include certain third party service providers, such as those supplying electricity, water or telephone service. If these vendors experience year 2000 difficulties this could result in disruption of service to the Company, and a shutdown of the Company's facilities could occur for the duration of the disruption. None of these vendors have certified that their systems are year 2000 compliant.

NOTE (3)  CONTRACT MODIFICATION

     As a result of the Companies contract modification with Marketing Projects Inc. ("MPI") during 1998 the Company is required to make additional contingent payments to MPI, contingent upon the attainment of quarterly revenue targets. If made, these payments will be recorded as commission expense in the period in which they were earned. For the quarter ended November 30, 1998, the Company recorded $122,000 of commission expense related to these contingent payments.

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


     Certain options granted by the Company in 1997 created a variable stock compensation plan. As a result, the Company is required to recognize non-cash compensation expense when the price of the Company's common stock reaches certain prices for a specified number of trading days. The current rise in the price of the Company's common stock will cause the Company to record non-cash compensation expense, in addition to ordinary salaries and wages, of approximately $1,373,000 for the quarter ended February 28, 1999.



NOTE (6)  RESTATEMENT



     Effective May 1, 1998 the Company entered into a contract modification agreement with Marketing Projects Inc. At that time, the contract was accounted for as a business combination, however, subsequent to the original accounting of the transaction, the Company had several discussions with the Securities and Exchange Commission. As a result of these conversations, the Company re-evaluated the facts and circumstances surrounding the MPI transaction and concluded that the transaction should be accounted for as a contract modification rather than a business combination. Consequently, the Company has restated its financial statements to account for the transaction as a contract modification.

     The following tables reflect the more significant effects of the restatements on certain components of operations:

EFFECTS ON OPERATIONS
Operating income, as previously reported....................   $  723
Adjustment related to:
  Adjustment to amortization expense........................        8
  Contingent commission expense.............................     (122)
                                                               ------
Restated operating income...................................      609
                                                               ======
Net income, as previously reported..........................   $  391
Adjustment related to:
  Adjustment to amortization expense........................        8
  Contingent commission expense.............................     (122)
  Income tax effects of adjustments.........................       10
                                                               ------
Restated net income.........................................      287
                                                               ======
Basic income, per share, as previously reported.............   $ 0.05
Adjustment related to:
  Adjustment to amortization expense........................       --
  Contingent commission expense.............................    (0.01)
  Income tax effects of adjustments.........................       --
                                                               ------
Restated basic income (loss) per share......................     0.04
                                                               ======
Diluted income, per share, as previously reported...........   $ 0.04
Adjustment related to:
  Adjustment to amortization expense........................       --
  Contingent commission expense.............................    (0.01)
  Income tax effects of adjustments.........................       --
                                                               ------
Restated diluted income (loss) per share....................     0.03
                                                               ======

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to generate adequate operational cash flows. Cash provided by operating activities was $804,000 for the three months ended November 30, 1998 compared to $817,000 for the three months ended November 30, 1997.

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

     Certain options granted by the Company in 1997 created a variable stock compensation plan. As a result, the Company is required to recognize non cash compensation expense when the price of the Company's common stock reaches certain prices for a specified number of trading days. The current rise in the price of the Company's common stock will cause the Company to record non-cash compensation expense, in addition to ordinary salaries and wages, of approximately $1,373,000 for the quarter ended February 28, 1999.

RESULTS OF OPERATIONS

  GENERAL COMMENTS

     Revenues are up in every major category for the quarter ended November 30, 1998 when compared to the same period in the previous year. Aggregate net revenues were up 15% for the quarter ended November 30, 1998 when compared to the same quarter in the prior year. Operating income increased by 24% for the quarter when compared to the same period in the prior year.

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

     Selling and advertising expenses increased by nine percent for the quarter ended November 30, 1998 when compared to the same period in the prior year. There were several components that changed within the selling and advertising expense category, as follows. For the quarter ended November 30, 1998 the Company eliminated commission expenses paid to MPI, as this marketing function is now performed internally by a newly formed marketing department. These decreased commissions were offset somewhat by expenses related to the new marketing department, as well as contingent commissions related to the MPI contract modification (see Note 6). The Company also experienced an increase in amounts paid to Flower Club corporate partners as a result of increased order volume and due to several new contracts that call for additional commissions to these partners. The Company also experienced an increase in salaries and commissions to sales persons, but experienced a decline in advertising and tradeshow expenses.

     Depreciation and amortization increased during the quarter ended November 30, 1998 when compared to the quarter ended November 30, 1997. During 1998 the Company expanded its facilities as well as purchased new computer and telephone equipment, thereby causing an increase in depreciation. In addition, the contract modification agreement with Marketing Projects, Inc. during 1998 caused the Company to record certain intangible assets. The amortization of these intangible assets increased amortization expense for the quarter ended November 30, 1998.

  OTHER INCOME (EXPENSE)

     Other expense for the quarter ended November 30, 1998 consisted of legal and accounting fees related to the merger between the Company and Gerald Stevens, Inc.

  YEAR 2000 ISSUE

     The Company operates three primary information technology computer systems, which are a main frame, a network based order entry system, and a telephone system. A year 2000 discussion of each of these systems is as follows.

     The Company operates a main frame computer system that processes floral orders, credit card transactions, and performs the Company's monthly billings to its member florists. The year 2000 software upgrade has been installed, tested, and is currently in use. The manufacturer of the software has provided the Company with the year 2000 upgrade at no charge. In addition, all internally developed software applications have been modified to be year 2000 compliant. At this time, these modifications are being tested and are expected to be operational by March 31, 1999. The cost to update these applications was less than $50,000.

     The Company operates a network based order entry system. The manufacturers operating system software is year 2000 compliant. However, not all internally developed software applications have been modified to be year 2000 compliant. The Company is in the process of modifying its internally developed software applications and expects to complete the modifications no later than June 30, 1999. These internal programs are being modified by current employees and, as a result, the cost of these modifications is not expected to be material.

     The Company operates a telephone system which is integrated with the order entry system discussed in the preceding paragraph. The Company recently learned that a primary component of this system will need to be upgraded or replaced to be year 2000 compliant. The company is in the process of evaluating whether to upgrade or replace this component. Regardless of which option is selected by the Company, this component is expected to be operational no later than, July 31, 1999, at a cost not to exceed $200,000.

     Currently the company does not operate any significant non-information technology systems.

     Management believes the most reasonably likely worst case year 2000 scenario would occur if the order entry system failed, which would prevent automated processing of floral orders. At this time, there is no indication that this will happen. However, should this occur, the Company would be forced to process incoming floral orders manually, until such time that the failure could be corrected. This could cause labor costs to double or triple during the time period while the system failure was being corrected.

     The Company relies on two main vendors to operate the credit card portion of its business. Both of these vendors have represented that they are year 2000 compliant. One vendor has provided the Company written certification of their year 2000 readiness. The other vendor has provided the Company limited written certification regarding a particular type of credit card terminal used by merchants who process transactions with the Company.

     Other significant vendors include certain third party service providers, such as those supplying electricity, water or telephone service. If these vendors experience year 2000 difficulties this could result in disruption of service to the Company, and a shutdown of the Company's facilities could occur for the duration of the disruption. None of these vendors have certified that their systems are year 2000 compliant.

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

                                               FLORAFAX INTERNATIONAL, INC.

                                          --------------------------------------
                                                       (Registrant)

Date: April 8, 1999                    /s/ JAMES H. WEST
                     -----------------------------------------------------
                                         James H. West
                                      President and Chief
                                       Financial Officer