Form 10QSB
period 1999-02-28
FLORAFAX INTERNATIONAL INC
filed 1999-04-14
CIK 37525

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                For the quarterly period ended February 28, 1999

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

The registrant had 8,673,503 shares of common stock, $0.01 par value, issued at April 9, 1999.

Transitional Small Business Disclosure Format (Check one):
Yes   ;   No   X

                                      INDEX

PART I            FINANCIAL INFORMATION
                                                                                         Page No.
                                                                                         --------
         Item 1.           Financial Statements (Unaudited):

                           Consolidated Balance Sheets
                           February 28, 1999 and August 31, 1998                           1 - 2

                           Consolidated Statements of Operation and
                              Accumulated Deficit
                           Three and Six Months Ended February 28, 1999
                                and February 28, 1998                                      3 - 4

                           Consolidated Statements of Cash Flows
                           Six Months Ended February 28, 1999
                                 and February 28, 1998                                     5 - 6

                           Notes to Consolidated Financial Statements                      7 - 10

         Item 2.           Management's Discussion and Analysis or
                           Plan of Operation                                              11 - 15

 PART II          OTHER INFORMATION

         Item 1.           Legal Proceedings                                                 16

         Item 2.           Changes in Securities and use  of Proceeds                        16

         Item 3.           Defaults Upon Senior Securities                                   16

         Item 4.           Submission of Matters to a Vote of Security Holders               16

         Item 5.           Other Information                                                 16

         Item 6.           Exhibits and Reports on Form 8-K                                16 - 19

                           Signatures                                                        20


                          FLORAFAX INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       (IN THOUSANDS)
                                                                  FEBRUARY 28    AUGUST 31
                                                                         1999         1998
                                                                  ------------------------
                                                                  (Unaudited)    RESTATED
ASSETS                                                                          SEE NOTE 7

CURRENT ASSETS:
Cash and cash equivalents                                           $ 3,649       $ 3,438
Restricted cash                                                         146           106
Accounts receivable:
          Trade, less allowances of $465
          at February 28, 1999 and $482 at
          August 31, 1998                                             3,052         1,421
Charge card issuers                                                     421           211
Other                                                                   153           110
                                                                    ---------------------
                                                                      3,626         1,742

Deferred tax asset                                                      262           301
Prepaid and other assets                                                228           165
                                                                    ---------------------
                         TOTAL CURRENT ASSETS                         7,911         5,752

Property and equipment, at cost:
         Fixtures and equipment                                       1,604         1,594
         Computer systems                                             1,020           977
         Communication systems                                        1,263         1,121
         Land, building and leasehold improvements                    1,309         1,282
                                                                    ---------------------
                                                                      5,196         4,974
         Accumulated depreciation
         and amortization                                             3,172         2,992
                                                                    ---------------------
                                                                      2,024         1,982

Excess of cost over net assets
   of acquired business                                               1,995         1,995
Deferred tax asset, net of allowance                                  1,895         1,881
Other                                                                   154           276
                                                                    ---------------------
                                                                      4,044         4,152

                         TOTAL ASSETS                               $13,979       $11,886
                                                                    =====================

See accompanying notes

                          FLORAFAX INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      (IN THOUSANDS)
                                                               FEBRUARY 28      AUGUST 31
                                                                      1999           1998
                                                               --------------------------
                                                               (Unaudited)      RESTATED
LIABILITIES AND STOCKHOLDERS' EQUITY                                            SEE NOTE 7

CURRENT LIABILITIES:

Current maturities of long-term debt                                                   80
Accounts payable                                                 $  6,035        $  3,986
Accrued expenses                                                    2,823           1,077
Member benefits                                                       118             116
                                                                 ------------------------
                       TOTAL CURRENT LIABILITIES                    8,976           5,259

Long term debt, less current maturities                             1,000           2,018
Membership security deposits                                           48              52
                                                                 ------------------------
                       TOTAL LIABILITIES                           10,024           7,329

STOCKHOLDERS' EQUITY
 Preferred stock ($10 par value, 600,000 shares
   authorized at February 28, 1999
   and August 31, 1998, none issued)
 Common stock - ($.01 par value, 70,000,000 shares
   authorized, 8,673,503 and 8,449,198 shares
   issued at February 28, 1999 and August 31, 1998,
   respectively                                                        87              85
 Additional paid-in capital                                        11,857          10,211
 Treasury stock at cost                                            (1,616)         (1,616)
 Accumulated deficit                                               (6,373)         (4,123)
                                                                 ------------------------

TOTAL STOCKHOLDERS' EQUITY                                       $  3,955        $  4,557
                                                                 ------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 13,979        $ 11,886
                                                                 ========================



See accompanying notes

                          FLORAFAX INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF OPERATION AND ACCUMULATED DEFICIT
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                   FEBRUARY 28    FEBRUARY 28    FEBRUARY 28    FEBRUARY 28
                                          1999           1998           1999           1998
                                   --------------------------------------------------------
NET REVENUES:

Member dues and fees                   $   758        $   723        $ 1,458        $ 1,352
Floral and other order
    Processing                           3,466          3,218          5,348          5,031
Publication and advertising fees           375            464          1,054            824
Charge card processing                     486            483            949            907
Other revenue                               46             47             77             80
                                   --------------------------------------------------------
                                         5,131          4,935          8,886          8,194
EXPENSES:
General and administrative               1,924          1,876          3,355          3,212
Selling and advertising                  2,137          2,269          3,520          3,539
Stock Option Compensation                1,373                         1,373
Publications                                85            140            264            231
Depreciation, amortization and
    retirements                            147             82            300            151
                                   --------------------------------------------------------
                                         5,666          4,367          8,812          7,133
                                   --------------------------------------------------------

OPERATING INCOME (LOSS)                   (535)           568             74          1,061
OTHER INCOME (EXPENSE)
Merger related expenses                 (2,170)                       (2,255)
Interest expense                           (22)            (1)           (48)            (3)
Other                                                       6                             8
Interest income                             29             40             46             76
                                   --------------------------------------------------------
                                        (2,163)            45         (2,257)            81
                                   --------------------------------------------------------

INCOME (LOSS) BEFORE TAXES              (2,698)           613         (2,183)         1,142
Income tax expense (benefit)              (161)           233             67            424
                                   --------------------------------------------------------

NET INCOME (LOSS)                      $(2,537)       $   380        $(2,250)       $   718

See accompanying notes

                          FLORAFAX INTERNATIONAL ,INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                            FEBRUARY 28   FEBRUARY 28     FEBRUARY 28   FEBRUARY 28
                                                   1999          1998            1999          1998
                                            -------------------------------------------------------
NET INCOME (LOSS):                             $(2,537)       $   380        $(2,250)       $   718
Accumulated deficit at
     Beginning of period                        (3,836)        (3,162)        (4,123)        (3,500)
                                            -------------------------------------------------------
ACCUMULATED DEFICIT AT
END OF PERIOD                                  $(6,373)       $(2,782)       $(6,373)       $(2,782)
                                            -------------------------------------------------------

Basic earnings (loss)per common
     share:                                    $ (0.31)       $  0.05        $ (0.28)       $  0.09

WEIGHTED AVERAGE
SHARES OUTSTANDING                               8,101          7,345          8,022          7,677


Fully diluted earnings (loss) per common
share:                                         $ (0.31)       $  0.04        $ (0.28)       $  0.08


WEIGHTED AVERAGE SHARES
OUTSTANDING                                      8,101          8,722          8,022          8,714



See accompanying notes

                          FLORAFAX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                          -------------------------
                                                          FEBRUARY 28   FEBRUARY 28
                                                                 1999          1998
                                                          -------------------------
OPERATING ACTIVITIES
         Net income (loss)                                   $(2,250)       $   718

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES

 Depreciation, amortization, and
     retirements                                                 300            120
 Provision for doubtful accounts                                  78             86
 Deferred income taxes                                            25            364

  Increase (decrease) in cash flows due to changes in:
         Accounts receivable                                  (1,962)        (1,279)
         Prepaid and other assets                                (63)          (254)
         Other assets                                              2             31
         Accounts payable                                      2,049          1,921
         Accrued liabilities                                   1,748            (40)
         Non cash compensation                                 1,373
         Membership security deposits                             (4)             7
                                                          -------------------------
         NET CASH PROVIDED BY
         OPERATING ACTIVITIES                                  1,296          1,674

INVESTING ACTIVITIES
Capital expenditures                                            (222)        (1,171)
Purchase of common stock                                                       (100)
(Increase) decrease in restricted cash                           (40)            (2)
                                                          -------------------------
NET CASH (USED IN) INVESTING ACTIVITIES                      $  (262)       $(1,273)


See accompanying notes











                                   (CONTINUED)

                          FLORAFAX INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                    SIX MONTHS ENDED
                                              -------------------------
                                              FEBRUARY 28    FEBRUARY 28
                                                     1999           1998
                                              -------------------------

FINANCING ACTIVITIES

Purchases of treasury stock                                      (178)
Proceeds from issuing stock                        275             12
Payments of debt                                (1,098)
                                               ----------------------
NET CASH (USED IN)
FINANCING ACTIVITIES                           $  (823)          (166)
                                               ----------------------
NET INCREASE IN CASH AND
CASH EQUIVALENTS                                   211            235
Cash and cash equivalents
at beginning of year                             3,438          4,170
                                               ----------------------

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                 3,649        $ 4,405
                                               ======================

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

Cash paid during the period for interest       $    49
Cash paid during the period for
 income tax                                         42        $    60
                                               ======================



See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE (1) MANAGEMENT'S OPINION AND ACCOUNTING POLICIES

The accompanying interim financial statements should be read in conjunction with the Florafax International, Inc. (the Company's) Form10-KSB and 10-KSB/A (Also see Note 7) for the year ended August 31, 1998.

In the opinion of Management the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of February 28, 1999 and the consolidated results of operations and cash flows for the three and six months ended February 28, 1999. For the quarter and six months ended February 28, 1998, certain income statement items have been reclassified to conform to current period presentation.

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

The Company operates a main frame computer system that processes floral orders, credit card transactions, and performs the Company's monthly billings to its member florists. The year 2000 software upgrade has been installed, tested, and is currently in use. The manufacturer of the software has provided the Company with the year 2000 upgrade at no charge. In addition, all internally developed software applications have been modified to be year 2000 compliant, and are currently in use. The cost to update these applications was less than $50,000.

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

NOTE (3) CONTRACT MODIFICATION

As a result of the Companies contract modification with Marketing Projects Inc. ("MPI") during 1998 the Company is required to make additional contingent payments to MPI, contingent upon the attainment of quarterly revenue targets. If made, these payments will be recorded as commission expense in the period in which they are earned. For the quarter and six months ended February 28, 1999, the Company recorded commission expense related to these contingent payments of $124,000 and $246,000, respectively.

NOTE (4) CREDIT FACILITY

During the second quarter of 1998 the Company secured a $5 million revolving credit facility with First Union National Bank of Florida. The credit facility, collateralized by all the Company's assets, is for two years at the bank's prime rate of interest. A $2 million sublimit is also available for general working capital. As of February 28, 1999 the Company has outstanding $1,000,000 under this credit facility.

NOTE (5) SUBSEQUENT EVENTS

On December 9, 1998 the Company entered into a definitive merger agreement with privately held Gerald Stevens Inc., a Fort Lauderdale, Florida based retailer of flowers, floral-related merchandise and gifts. Under terms of the agreement, Gerald Stevens' shareholders will receive 1.25 to 1.35 common shares of the Company for each common share of Gerald Stevens share owned. The exchange rate will be determined based on the average closing sales price of Florafax common stock for the 45 consecutive trading days prior to the third trading day before the merger is completed. Depending on the conversion ratio, Gerald Stevens' shareholders will own approximately 75% to 80% of the Company's common stock after the merger. The parties expect the transaction to be treated as a pooling-of-interests for accounting purposes and anticipate that the merger will be completed by the end of April 1999. Merger related expenses for the quarter and six months ended February 28, 1999 amounted to $2,170,000 and $2,255,000, respectively. Prior to the consummation of the merger the Company may incur additional significant merger related expenses. These expenses could result in the Company reporting a net loss for that quarter.

NOTE (6) STOCK OPTION COMPENSATION EXPENSE

Certain options granted by the Company in 1997 created a variable stock compensation plan. As a result the, Company is required to recognize non cash compensation expense when the price of the Company's common stock reaches certain prices for a specified number of trading days. The current rise in the price of the Company's common stock caused the Company to record non-cash compensation expense, in addition to ordinary salaries and wages, of approximately $1,373,000 for the quarter and six months ended February 28, 1999, with no similar expense recorded during the previous year.

NOTE(7) RESTATEMENT

Effective May 1, 1998 the Company entered into a contract modification agreement with MPI. At that time the contract was accounted for as a business combination. However, subsequent to the original accounting of the transaction the Company had several discussions with the Securities and Exchange Commission. As a result of these conversations, the Company re-evaluated the facts and circumstances surrounding the MPI transaction and concluded that the transaction should be accounted for as a contract modification rather than a business combination. Consequently, the Company has restated it's financial statements for the year ended August 31, 1998 to account for the transaction as a contract modification.

NOTE (8) RECENT PRONOUNCEMENTS

For a discussion of recent accounting pronouncements please refer to the Company's 10-KSB/A for the year ended August 31, 1998.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES

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

The Company is reporting a significant loss for the quarter and six months ended February 28, 1999, which is primarily a result of merger related expenses (See note 5), and option related compensation expense (See note 6). Of the merger related expenses, approximately $1,600,000 is accrued as a liability as of February 28, 1999, and is expected to be paid in the quarter ended May 31, 1999. The Company expects to fund these expenditures with cash flow from operations. However, the option related compensation expense is a non cash item and had no impact on the Company's cash position.

In addition, during the six months ended February 28, 1999 the company retired in excess of $1,000,000 of long-term debt.

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

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

GENERAL COMMENTS

The company is reporting a net loss for the quarter and six months ended February 28, 1999, due to merger related expenses and non cash compensation expense. However, revenues are up for both the quarter and six months ended February 28, 1999 when compared to the same periods in the previous year. In addition, exclusive of the merger and non cash compensation expenses incurred in 1999, the Company's operating income would have improved for both the quarter and six months ended February 28, 1999 when compared to the prior year.

NET REVENUES

Revenue from member dues and fees has increased for both the quarter and six months ended February 28, 1999, when compared to the same periods in the prior year. This increase is primarily attributable to an increase in member florists and an increase in dues.

Floral order revenue increased for both the quarter and six months ended February 28, 1999, when compared to the same periods last year. This is attributable primarily to an increase in Flower Club revenues, as well as an increase in shop to shop revenues. In addition, the Company is experiencing positive results from its gift basket program.

Net revenues from credit card operations increased slightly for the six months ended February 28, 1999 and remained relatively constant for the quarter ended February 28, 1999 when compared to the same periods in the prior year. The Company continues to experience an increase in gross dollars processed, however; margins have not increased proportionately.

Publication and advertising fees decreased for the quarter February 28, 1999 when compared to the same period in the prior year, due to the issuance of an additional directory in the quarter ended February 28, 1998 when compared to the same quarter in 1999. For the six months ended February 28, 1999 the Company experienced an increase in publications and advertising revenues as a result of the publication of a new selection guide. Selection guides are recipe books and sales materials used by member florists when producing the various flower arrangements that the Company advertises throughout the country. New selection guides are published approximately every three years.

EXPENSES

Member support, general and administrative expenses increased for both the quarter and six months ended February 28, 1999 when compared to the same periods in the prior year. The primary component of the increase was labor costs, which increased as a result of increased Flower Club order volume and general wage increases. Conversely, the Company experienced a decline in telephone related expenses as a result of a new contract with the Company's long distance carrier.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Selling and advertising expenses experienced a moderate decline for the quarter ended February 28, 1999, when compared to the prior year, but remained relatively constant for the six months ended February 28, 1999, when compared to the previous year. However, there were several components that changed within the selling and advertising expense category, as follows. For the quarter and six months ended February 28, 1999 the Company reduced commission expenses paid to an outside marketing firm resulting from a contract modification (See note
7). This marketing function is now performed internally by the Company's in house marketing department. The decreased commission expenses from the contract modification were offset somewhat by expenses related to the Company's in house marketing department. For both the quarter and six months ended February 28, 1999 the Company experienced an increase in amounts paid to Flower Club corporate partners, as a result of increased order volume and due to several new contracts that call for additional commissions to these partners.

As a result of the vesting of certain non plan stock options, the Company recorded non cash compensation expense in the amount of $1,373,000. These options are now fully vested, and will cause no further compensation expense in the future.

Publication expense decreased for the quarter February 28, 1999 when compared to the same period in the prior year, due to the issuance of an additional directory in the quarter ended February 28, 1998 when compared to the same quarter in 1999. However, for the six months ended February 28, 1999 the Company experienced and increase in publication expenses as a result of the publication of a new selection guide. Selection guides are recipe books and sales materials used by member florists when producing the various flower arrangements that the Company advertises throughout the country. New selection guides are published approximately every three years.

Depreciation and amortization increased during the quarter and six months ended February 28, 1999 when compared to the prior year. During 1998 the Company purchased it's corporate headquarters as well as purchased new computer and telephone equipment, thereby causing an increase in depreciation. In addition, the contract modification agreement with Marketing Projects, Inc. during 1998 (See note 3) caused the Company to record certain intangible assets. The amortization of these intangible assets increased amortization expense for the quarter and six months ended February 28, 1999, when compared to the prior year.

OTHER INCOME (EXPENSE)

The primary component of other income (expense) for both the quarter and six months ended February 28, 1999 was merger related expenses (See note 5).

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


YEAR 2000 ISSUE

The Company operates three primary information technology computer systems, which are a main frame, a network based order entry system, and a telephone system. A year 2000 discussion of each of these systems is as follows.

The Company operates a main frame computer system that processes floral orders, credit card transactions, and performs the Company's monthly billings to its member florists. The year 2000 software upgrade has been installed, tested, and is currently in use. The manufacturer of the software has provided the Company with the year 2000 upgrade at no charge. In addition, all internally developed software applications have been modified to be year 2000 compliant, and are currently in use. The cost to update these applications was less than $50,000.

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

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

FORWARD-LOOKING STATEMENTS

When used in this report, the words "plan(s)", "intends(s)", "expect(s)", "feel(s)", "will", "may", "believe(s)", "anticipate(s)", and similar expressions are intended to identify forward-looking statements. The events described in such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the report, as well as the Company's periodic reports on Form 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

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

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

For a summary of legal proceedings, reference is made to Item 3, Legal Proceedings, included in the Company's annual report on Form 10-KSB/A for the year ended August 31, 1998.

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

EXHIBIT REFERENCE

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

REPORTS ON FORM 8-K

Reports on Form 8-K

On December 11, 1998 the Company filed a Form 8-K announcing that effective December 9, 1998 the Company had entered into a merger agreement with Gerald Stevens, Inc. Under the terms of the agreement the Company is expected to issue additional shares of it's common stock that will result in Gerald Stevens, Inc. shareholders owning approximately 75% to 80% of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Florafax International, Inc.

Date: April 14, 1999                     James H. West
      --------------                     -------------
                                         President and Chief
                                         Financial Officer