Form 10KSB/A
period 1998-08-31
GERALD STEVENS INC/
filed 1999-05-17
CIK 37525

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                 FORM 10-KSB/A

                                AMENDMENT NO. 2
(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
    [FEE REQUIRED]

                   For the fiscal year ended August 31, 1998

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    [NO FEE REQUIRED]

        For the transition period from                to

                                    0-05531
                             Commission File Number

                              GERALD STEVENS, INC.
                 (Name of small business issuer in its charter)

                  DELAWARE                               41-0719035
---------------------------------------------  -------------------------------
        (State or other jurisdiction           (I.R.S. Employer Identification
                                                            No.)
      of incorporation or organization)
   301 EAST LAS OLAS BOULEVARD, SUITE 300
           FT. LAUDERDALE, FLORIDA                          33301
---------------------------------------------  -------------------------------
  (Address of principal executive offices)               (Zip Code)

                                 (954) 713-5000
                          ---------------------------
                          (Issuer's telephone number)

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common stock par value of $.01
                         ------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [__]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

     State issuers' revenues for its most recent fiscal year $13,391,000.

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

     Transitional Small Business Disclosure Format (Check One): Yes [ ]; No [X]

                              GERALD STEVENS, INC.

              EXPLANATORY NOTE TO AMENDMENT NO. 2 ON FORM 10-KSB/A

     This Amendment No. 2 on Form 10-KSB/A is being filed for the purpose of amending Gerald Stevens, Inc.'s (formerly known as Florafax International, Inc., the "Registrant") Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998, as amended by Amendment No. 1 on Form 10-KSB/A, filed with the Securities and Exchange Commission on April 12, 1999 ("Amendment No. 1," and together with the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998, the "1998 Annual Report"), to: (1) include the Report of Independent Certified Public Accountants of Arthur Andersen LLP ("Arthur Andersen") (the "Andersen Report") pursuant to Item 7 of Form 10-KSB and (2) amend the Report of Independent Certified Public Accountants of Ernst & Young LLP ("Ernst & Young") dated as of October 8, 1998 (the "Ernst Report"). The Andersen Report relates to Arthur Andersen's audit of the Registrant's restated financial statements for the fiscal year ended August 31, 1998 (the "1998 Financial Statements"), which were filed with Amendment No. 1 and which are included herein for your reference. Previously, Ernst & Young LLP provided the Ernst Report in connection with the Registrant's filing of their 1998 Annual Report relating to the Registrant's 1998 financial statements as well as to the Registrant's financial statements for the fiscal year ended 1997 (the "1997 Financial Statements").

     On May 12, 1999, the Registrant dismissed Ernst & Young as its independent auditor. On May 13, 1999, the Registrant engaged Arthur Andersen as its independent auditor. The Registrant's change of independent auditors is reported on their Current Report on Form 8-K, which was filed with the Commission on May 13, 1999. The Andersen Report supercedes the Ernst Report to the extent that the Ernst Report relates to the 1998 Financial Statements appearing in the Registrant's 1998 Annual Report. The Report of Independent Certified Public Accountants provided herein by Ernst & Young amends the Ernst Report to delete all references to the 1998 Financial Statements.

     The items of Form 10-KSB, as amended by Amendment No. 1 on Form 10-KSB/A, affected by this Amendment No. 2 on Form 10-KSB/A are as follows:

                  Item 7.  Financial Statements

                           Report of Independent Certified Public Accountants of
Arthur Andersen LLP

                           Report of Independent Certified Public Accountants of
Ernst & Young LLP

                Item 13.  Exhibits and Reports on Form 8-K:

                            Exhibit 23.1 -- Consent of Ernst & Young LLP

                            Exhibit 23.2 -- Consent of Arthur Andersen LLP

                            Exhibit 27 -- Financial Data Schedule

ITEM 7.  FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Florafax International, Inc.:

     We have audited the accompanying consolidated balance sheet of Florafax International, Inc. (a Delaware corporation) and subsidiaries as of August 31, 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Florafax International, Inc. and subsidiaries as of August 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Miami, Florida
  May 13, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
  Florafax International, Inc.

     We have audited the consolidated balance sheets of Florafax International, Inc. as of August 31, 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended August 31, 1997. These financial statements are the responsibility of the management of Florafax International, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Florafax International, Inc. at August 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period August 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Tampa, Florida
October 8, 1998

                          FLORAFAX INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      AUGUST 31
                                                              -------------------------
                                                                  1998           1997
                                                              ------------      -------
                                                                (IN THOUSANDS, EXCEPT
                                                                     SHARE DATA)
                                                               (RESTATED
                                                                  SEE
                                                                NOTE 15)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 3,438         $ 4,170
  Restricted cash...........................................        106              97
  Accounts receivable:
Trade, less allowances of $482 at August 31, 1998 and $509
  at August 31, 1997........................................      1,421           1,317
     Charge card issuers....................................        211             343
     Other..................................................        110              94
                                                                -------         -------
                                                                  1,742           1,754
Deferred tax asset, net of allowance........................        301             264
Prepaid and other assets....................................        165              40
                                                                -------         -------
     Total current assets...................................      5,752           6,325
                                                                -------         -------
Property and equipment, at cost:
  Fixtures and equipment....................................      1,594           1,324
  Computer systems..........................................        977             798
  Communication systems.....................................      1,121           1,010
  Land, building and leasehold improvements.................      1,282             524
                                                                -------         -------
                                                                  4,974           3,656
  Accumulated depreciation and amortization.................      2,992           2,713
                                                                -------         -------
                                                                  1,982             943
                                                                -------         -------
Other assets:
Excess of cost over net assets of acquired businesses.......      1,995           1,995
Marketing techniques, net of accumulated amortization of
  $50.......................................................        100              --
Deferred tax asset, net of allowance........................      1,881           1,236
Other intangible assets.....................................        176              95
                                                                -------         -------
                                                                  4,152           3,326
                                                                -------         -------
     Total assets...........................................    $11,886         $10,594
                                                                =======         =======

See accompanying notes.

                          FLORAFAX INTERNATIONAL, INC.

                                                                    AUGUST 31
                                                              ----------------------
                                                                1998          1997
                                                              --------      --------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                                                              (RESTATED
                                                                SEE
                                                              NOTE 15)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt........................  $    80       $    --
Accounts payable............................................    3,986         3,754
Accrued member benefits.....................................      116           147
Accrued credit card fees....................................      440           359
Other accrued liabilities...................................      637           949
                                                              -------       -------
     Total current liabilities..............................    5,259         5,209
Long-term debt, less current maturities.....................    2,018            80
Membership security deposits................................       52            52
                                                              -------       -------
     Total liabilities......................................    7,329         5,341
                                                              -------       -------
Stockholders' equity:
Preferred stock ($10 par value, 600,000 shares authorized at
  August 31, 1998 and 1997).................................       --            --
Common stock ($0.01 par value, 70,000,000 shares authorized,
  8,449,198 and 8,253,004 issued at August 31, 1998 and
  1997, respectively).......................................       85            83
Additional paid-in capital..................................   10,211        10,108
Accumulated deficit.........................................   (4,123)       (3,500)
Treasury stock, at cost (519,975 and 480,975 shares at
  August 31, 1998 and 1997, respectively)...................   (1,616)       (1,438)
                                                              -------       -------
     Total stockholders' equity.............................    4,557         5,253
                                                              -------       -------
     Total liabilities and stockholders' equity.............  $11,886       $10,594
                                                              =======       =======

See accompanying notes.

                          FLORAFAX INTERNATIONAL, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                               YEAR ENDED AUGUST 31
                                                              ----------------------
                                                                1998          1997
                                                              ---------      -------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                                                              (RESTATED
                                                                 SEE
                                                              NOTE 15)
Net revenues:
  Member dues and fees......................................   $ 2,778       $ 2,392
  Floral order processing...................................     7,189         6,162
  Directory and advertising fees............................     1,476         1,405
  Charge card processing....................................     1,822         1,618
  Other revenue.............................................       126            32
                                                               -------       -------
                                                                13,391        11,609
                                                               -------       -------
Expenses:
  General and administrative................................     6,524         5,838
  Selling, advertising and promotion........................     4,085         3,209
  Directory publishing......................................       315           383
  Contract modification charge..............................     3,495
  Depreciation and amortization.............................       403           261
                                                               -------       -------
                                                                14,822         9,691
                                                               -------       -------
Operating income (loss).....................................    (1,431)        1,918
                                                               -------       -------
Other income (expense):
  Interest expense..........................................       (82)           (6)
  Interest income...........................................       165           183
  Other.....................................................        43           819
                                                               -------       -------
                                                                   126           996
                                                               -------       -------
Income (loss) before income taxes...........................    (1,305)        2,914
                                                               -------       -------
Income tax (expense) benefit:
Current income taxes........................................        --          (118)
Deferred income taxes.......................................       682           637
                                                               -------       -------
                                                                   682           519
                                                               -------       -------
Net income (loss)...........................................   $  (623)      $ 3,433
                                                               =======       =======
Weighted average common and common equivalent shares
  outstanding:
  Basic.....................................................     7,824         8,076
  Diluted...................................................     7,824         8,715
Basic earnings (loss) per share:
  Net income................................................   $  (.08)      $  0.43
Diluted earnings (loss) per share:
  Net income................................................   $  (.08)      $  0.39

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
                                        =====        ===     =======       =======     =======    =======

See accompanying notes.

                          FLORAFAX INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED AUGUST 31
                                                              ---------------------
                                                                1998         1997
                                                              --------      -------
                                                                 (IN THOUSANDS)
                                                              (RESTATED
                                                                SEE
                                                              NOTE 15)
OPERATING ACTIVITIES
  Net income (loss).........................................  $  (623)      $3,433
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Deferred income tax expense (benefit)..................     (682)        (637)
     Depreciation...........................................      279          179
     Amortization...........................................      124           82
     Compensation expense under stock option plan...........       76           --
     Provision for doubtful accounts........................      127          170
  Changes in operating assets and liabilities:
     Accounts receivable....................................     (115)        (323)
     Prepaid and other assets...............................     (125)          14
     Other assets...........................................     (205)          84
     Accounts payable.......................................      232         (159)
     Accrued liabilities and member benefits................     (262)         249
     Membership security deposits...........................                    (1)
                                                              -------       ------
  Net cash provided by (used in) operating activities.......   (1,174)       3,091
                                                              -------       ------
INVESTING ACTIVITIES
  Capital expenditures......................................   (1,318)        (844)
  Change in restricted cash.................................       (9)           2
  Investment in common stock................................     (100)          --
                                                              -------       ------
  Net cash used in investing activities.....................   (1,427)        (842)
                                                              -------       ------
FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt..................    2,500           --
  Proceeds from exercise of stock options and warrants......       29           21
  Purchase of treasury stock................................     (178)      (1,438)
  Payments on long-term debt................................     (482)        (333)
                                                              -------       ------
  Net cash used in financing activities.....................    1,869       (1,750)
                                                              -------       ------
  Net increase (decrease) in cash and cash equivalents......     (732)         499
  Cash and cash equivalents at beginning of year............    4,170        3,671
                                                              -------       ------
  Cash and cash equivalents at end of year..................  $ 3,438       $4,170
                                                              =======       ======
  Supplemental disclosures of cash flow information:
     Cash paid during the year for interest.................  $    53       $    1
                                                              =======       ======
     Cash paid during the year for income taxes.............  $    82       $   52
                                                              =======       ======

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

     In connection with the issuance of a previous financing, the Company issued warrants to purchase 650,000 shares of its common stock with an exercise price of $1.00 per share. During fiscal year 1997, 19,000 warrants were exercised for total proceeds of $19. During fiscal year 1998, 219,000 warrants were exercised in a cashless exercise, as allowed in the warrant agreement for 174,000 shares of common stock. Additionally, 9,000 warrants were exercised for total proceeds of $9. At August 31, 1998, the Company had 403,000 warrants outstanding, all of which are currently exercisable. All of these warrants expire on January 1, 2001.

     Information regarding stock options for years 1998 and 1997 is as follows:

                                                      NUMBER      EXERCISE PRICE         TOTAL
                                                     OF SHARES    RANGE PER SHARE    EXERCISE PRICE
                                                     ---------    ---------------    --------------
Shares under option at August 31,
1998...............................................    957,000    $1.41 to $5.88         $2,978
1997...............................................    888,000    $1.41 to $4.00         $2,529
Options granted during year ended August 31,
1998...............................................     80,000         $5.88             $  470
1997...............................................    668,000    $2.66 to $4.00         $2,204
Options exercised during year ended August 31,
1998...............................................     11,000    $1.41 to $2.66         $   20
1997...............................................      1,000         $1.41             $    1
Options expired or canceled during year ended
  August 31,
1998...............................................      1,000         $1.41             $    1
1997...............................................         --          --               $   --
Options exercisable at August 31, 1998.............    560,000    $1.41 to $5.88         $1,651
Shares reserved at August 31, 1998 for:
  Director stock option plan.......................    500,000
                                                     ---------
  Management stock option plan.....................    988,000
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

     Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different

                          FLORAFAX INTERNATIONAL, INC.

 5.  STOCKHOLDERS' EQUITY -- (CONTINUED)
from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                             1998         1997
                                                         ------------    ------
                                                          (RESTATED
                                                         SEE NOTE 15)
Pro forma net income (loss)............................    $(1,120)      $3,016
Pro forma earnings (loss) per share:
     Basic.............................................    $ (0.14)      $ 0.37
     Diluted...........................................      (0.14)        0.35
Weighted average shares:
     Basic.............................................      7,824        8,076
     Diluted...........................................      7,824        8,715

 6.  INCOME TAXES

     The components of the income tax provision (benefit) as of August 31, 1998 and 1997 are as follows:

                                                             1998        1997
                                                         ------------    -----
                                                          (RESTATED
                                                         SEE NOTE 15)
Current income taxes...................................     $  --        $ 118
Deferred income taxes..................................      (682)        (637)
                                                            -----        -----
Income tax provisions..................................     $(682)       $(519)
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
                                                            ======       ======

     FASB 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At August 31, 1998, the remaining valuation allowance of $405 consists primarily of certain capital losses that do not meet the requirements for recognition as an asset, as well as tax credits in the amount of

                          FLORAFAX INTERNATIONAL, INC.

 6.  INCOME TAXES -- (CONTINUED)
$155 that are not expected to be realized. This represents a change in the valuation allowance for the current year of $ 141 as compared to a change of $1,606 in the prior year.

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

                          FLORAFAX INTERNATIONAL, INC.

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

     The following tables reflect the more significant effects of the restatements on certain components of operations and financial condition:

EFFECTS ON OPERATIONS
Operating income, as previously reported....................  $ 2,178
Adjustment related to:
  Adjustment to amortization expense........................       11
  Contingent commission expense.............................     (125)
  Contract modification expense.............................   (3,495)
                                                              -------
Restated operating (loss)...................................   (1,431)
                                                              =======
Net (loss) income, as previously reported...................  $ 1,768
Adjustment related to:
  Adjustment to amortization expense........................       11
  Contingent commission expense.............................     (125)
  Contract modification expense.............................   (3,495)
  Income tax effect of adjustments..........................    1,218
                                                              -------
Restated net (loss) income..................................     (623)
                                                              =======
Basic income, per share, as previously reported.............  $  0.23
Adjustment related to:
  Adjustment to amortization expense........................       --
  Contingent commission expense.............................    (0.02)
  Contract modification expense.............................     (.45)
  Income tax effect of adjustments..........................      .16
                                                              -------
Restated basic income (loss) per share......................    (0.08)
                                                              =======

                          FLORAFAX INTERNATIONAL, INC.

15.  RESTATEMENT OF 1998 CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Diluted income, per share, as previously reported...........  $  0.20
Adjustment related to:
  Dilutive impact no longer applicable......................     0.03
  Adjustment to amortization expense........................       --
  Contingent commission expense.............................    (0.02)
  Contract modification expense.............................    (0.40)
  Income tax effect of adjustments..........................      .14
                                                              -------
Restated diluted income (loss) per share....................    (0.08)
                                                              =======
EFFECTS ON FINANCIAL CONDITION
Deferred tax assets-current, as previously reported.........  $ 1,265
Adjustment related to:
  Reclassification of net operating loss carryforwards......     (967)
  Reclassification of tax credits...........................     (247)
  Reclassification of valuation allowance...................      250
                                                              -------
Restated deferred tax assets-current........................      301
                                                              =======
Excess of cost over net assets of acquired businesses, net
  of amortization, as previously reported...................  $ 5,704
Adjustment related to:
  Adjustment to amortization expense........................       61
  Restatement of goodwill related to MPI....................   (3,770)
                                                              -------
Restated excess of cost over net assets of acquired
  businesses, net of amortization...........................    1,995
                                                              =======
Accumulated deficit, as previously reported.................  $(1,732)
Adjustment related to:
  Adjustment to amortization expense........................       11
  Contingent commission expense.............................     (125)
  Contract modification expense.............................   (3,495)
  Income tax effect of adjustments..........................    1,218
                                                              -------
Restated accumulated deficit................................   (4,123)
                                                              =======

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                          GERALD STEVENS, INC.

                                          By: /s/ GERALD R. GEDDIS
                                            ------------------------------------
                                            Gerald R. Geddis
                                            President and Chief Executive
                                              Officer

                                          Date: May 13, 1999

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURES                                      TITLES                     DATE
                   ----------                                      ------                     ----

              /s/ GERALD R. GEDDIS                  President, Chief Executive Officer    May 13, 1999
------------------------------------------------      and Director (Principal Executive
                Gerald R. Geddis                      Officer)

               /s/ ALBERT J. DETZ                   Senior Vice President and Chief       May 13, 1999
------------------------------------------------      Financial Officer (Principal
                 Albert J. Detz                       Financial and Principal Accounting
                                                      Officer)

             /s/ STEVEN R. BERRARD                  Director                              May 13, 1999
------------------------------------------------
               Steven R. Berrard

              /s/ THOMAS C. BYRNE                   Director                              May 13, 1999
------------------------------------------------
                Thomas C. Byrne

             /s/ KENNETH G. PUTTICK                 Director                              May 13, 1999
------------------------------------------------
               Kenneth G. Puttick

                                                    Director
------------------------------------------------
                 Kenneth Royer

             /s/ ANDREW W. WILLIAMS                 Director                              May 13, 1999
------------------------------------------------
               Andrew W. Williams

                                 EXHIBIT INDEX



              Exhibit No.                   Description
              -----------                   -----------

                 23.1               Consent of Ernst & Young LLP

                 23.2               Consent of Arthur Andersen LLP

                 27                 Financial Data Schedule