Form 10-Q
period 1999-05-31
GERALD STEVENS INC/
filed 1999-07-14
CIK 37525

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


  (Mark One)

     |X|   Quarterly Report Pursuant to Section 13 or 15(d) of
           The Securities Exchange Act of 1934

           For the Quarterly Period Ended May 31, 1999

           or

     [ ]   Transition Report Pursuant to Section 13 or 15(d) of
           The Securities Exchange Act of 1934

           For the Transition Period from _________ to ___________

                         Commission File Number: 0-05531


                              Gerald Stevens, Inc.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                Delaware                                   41-0719035
-----------------------------------------      ---------------------------------
      (State of Incorporation)                 (IRS Employer Identification No.)

  301 East Las Olas Boulevard, Suite 300
        Ft. Lauderdale, Florida                               33301
----------------------------------------       ---------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

       Registrant's Telephone Number, Including Area Code: (954) 713-5000

    Florafax International, Inc., 8075 20th Street, Vero Beach, Florida 32966
 -------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     On July 12, 1999 the registrant had 41,860,633 outstanding shares of common stock, par value $.01 per share.

                              GERALD STEVENS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                               Page No.
                                                                                               --------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of May 31, 1999 and August 31, 1998             3

         Condensed Consolidated Statements of Operations for the Three and Nine Months
             Ended May 31, 1999 and 1998                                                          4

         Condensed Consolidated Statement of Changes in Stockholders' Equity for the Nine
             Months ended May 31, 1999                                                            5

         Condensed Consolidated Statements of Cash Flows for the Nine Months ended
             May 31, 1999 and 1998                                                                6

         Notes to Condensed Consolidated Financial Statements                                     7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                       19



                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                                     31

Item 6.  Exhibits and Reports on Form 8-K                                                        32

Signatures                                                                                       34

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              GERALD STEVENS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, Except Share Data)

                                                    May 31,      August 31,
                                                     1999           1998
                                                  -----------    ----------
                                                  (Unaudited)

                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $  4,352      $ 7,148
  Accounts receivable, net of allowance for
    doubtful accounts of $1,387 and $482 at
    May 31, 1999 and August 31, 1998,
    respectively                                      12,544        1,792
  Inventories                                          4,524           --
  Subscription receivable                                 --        4,183
  Deferred tax asset, net of allowance                    --          775
  Prepaid and other current assets                     1,227          165
                                                    --------      -------
      Total current assets                            22,647       14,063
                                                    --------      -------
PROPERTY AND EQUIPMENT, net                            8,675        2,046
                                                    --------      -------
OTHER ASSETS:
  Intangible assets, net                              82,793        3,791
  Deferred tax asset, net of allowance                    --        1,407
  Other                                                1,332           28
                                                    --------      -------
      Total of other assets                           84,125        5,226
                                                    --------      -------
      Total assets                                  $115,447      $21,335
                                                    ========      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt              $     40      $    80
  Accounts payable                                    16,451        4,336
  Accrued expenses                                     8,901        2,099
                                                    --------      -------
      Total current liabilities                       25,392        6,515
LONG-TERM DEBT, LESS CURRENT MATURITIES               26,058        2,018
OTHER                                                    247           52
                                                    --------      -------
      Total liabilities                               51,697        8,585
                                                    --------      -------

COMMITMENTS AND CONTINGENCIES
  (Notes 2 and 10)
STOCKHOLDERS' EQUITY:
  Preferred stock, $10 par value, 600,000
    shares authorized, none issued                        --           --
  Common stock $0.01 par value, 250,000,000 shares
    authorized, 36,726,382, and 21,954,483
    shares issued and outstanding on May 31, 1999
    and August 31, 1998, respectively                    367          220
  Additional paid-in capital                          78,453       19,914
  Accumulated deficit                                (13,454)      (5,768)
  Tresury stock, at cost, 519,975 shares at
    May 31, 1999 and August 31, 1998                  (1,616)      (1,616)
                                                    --------      -------
      Total stockholders' equity                      63,750       12,750
                                                    --------      -------
      Total liabilities and stockholders' equity    $115,447      $21,335
                                                    ========      =======

                 The accompanying notes are an integral part of
                  these condensed consolidated balance sheets.

                              GERALD STEVENS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                       (In thousands, Except Share Data)


                                                  Three Months Ended May 31,    Nine Months Ended May 31,
                                                  --------------------------    -------------------------
                                                       1999         1998           1999         1998
                                                    --------      --------       --------      --------
REVENUE:
  Product sales                                     $ 25,224      $    --         $53,597      $    --
  Service and other revenues                          11,063        4,797          22,685       12,991
                                                    --------      -------         -------      -------
                                                      36,287        4,797          76,282       12,991
                                                    --------      -------         -------      -------
OPERATING COSTS AND EXPENSES:
  Cost of product sales                               10,315           --          23,059           --
  Operating expenses                                  12,054           --          25,410           --
  Selling, general and administrative expenses        14,119        4,061          28,379       11,194
  Contract modification charge                            --        3,450              --        3,450
  Merger expenses                                        591           --           4,642           --
                                                    --------      -------         -------      -------
                                                      37,079        7,511          81,490       14,644
                                                    --------      -------         -------      -------
    Operating loss                                      (792)      (2,714)         (5,208)      (1,653)
                                                    --------      -------         -------      -------
OTHER INCOME (EXPENSE):
  Interest expense                                      (319)          (4)           (502)          (7)
  Interest income                                         44           45             217          121
  Other                                                   38           14             134           22
                                                    --------      -------         -------      -------
                                                        (237)          55            (151)         136
                                                    --------      -------         -------      -------
    Loss before income taxes                          (1,029)      (2,659)         (5,359)      (1,517)
PROVISION (BENEFIT) FOR INCOME TAXES                     200       (1,213)          2,327         (789)
                                                    --------      -------         -------      -------
    Net loss                                        $ (1,229)     $(1,446)        $(7,686)     $  (728)
                                                    ========      =======         =======      =======
BASIC AND DILUTED LOSS PER SHARE                    $  (0.03)     $ (0.18)        $ (0.23)     $ (0.09)
                                                    ========      =======         =======      =======

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING:
    Basic and Diluted                                 36,478        7,863          33,305       7,740
                                                    ========      =======         =======      ======



                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

                              GERALD STEVENS, INC.

 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                                 (In thousands)


                                                   Common Stock
                                                  ---------------     Additional
                                                             Par        Paid-In     Accumulated    Treasury
                                                  Shares    Value       Capital       Deficit        Stock       Total
                                                  ------    -----     ----------    -----------    --------     -------
BALANCE, August 31, 1998                          21,954     $220       $19,914      $ (5,768)      $(1,616)    $12,750
  Sale of common stock, net                        6,442       64        21,277                                  21,341
  Common stock issued in acquisitions              8,330       83        35,889                                  35,972
  Compensation expense under stock option plan                            1,373                                   1,373
  Net loss                                                                             (7,686)                   (7,686)
                                                  ------     ----       -------      --------       -------     -------
BALANCE, May 31, 1999                             36,726     $367       $78,453      $(13,454)      $(1,616)    $63,750
                                                  ======     ====       =======      ========       =======     =======

The accompanying notes are an integral part of these condensed consolidated statements.

                              GERALD STEVENS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)




                                                                                             Nine Months Ended
                                                                                       ----------------------------
                                                                                       May 31, 1999    May 31, 1998
                                                                                       ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                              $  (7,686)      $     (728)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
      Depreciation and amortization                                                         2,141              240
      Compensation expense under stock option plan                                          1,373               --
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable                                                                (4,650)          (2,292)
        Inventories                                                                           548               --
        Prepaid, other current and current deferred tax assets                                408              (71)
        Other assets and deferred tax assets                                                1,845           (1,110)
        Accounts payable                                                                    2,634            6,784
        Accrued expenses                                                                    2,245              (35)
        Other long-term liabilities                                                            36                7
                                                                                        ---------       ----------
          Net cash (used in) provided by operating activities                              (1,106)           2,795
                                                                                        ---------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                     (2,574)          (1,218)
  Collection of amounts due from former owners of acquired subsidiary                       1,300               --
  Advance to subsequently acquired company                                                   (113)              --
  Payments for acquisitions, net of cash acquired                                         (49,095)              --
  Investment in common stock                                                                   --             (100)
                                                                                        ---------       ----------
          Net cash used in investing activities                                           (50,482)          (1,318)
                                                                                        ---------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                                     --            2,500
  Proceeds from issuance of common stock, net                                              21,340               15
  Receipts from stock subscription receivables                                              4,183               --
  Purchase of treasury stock                                                                   --             (178)
  Payments on long-term debt                                                               (2,347)              --
  Payment of commitment fee on credit facility                                               (304)              --
  Proceeds from credit facility                                                            42,820               --
  Payment of credit facility                                                              (16,900)              --
                                                                                        ---------       ----------
          Net cash provided by financing activities                                        48,792            2,337
                                                                                        ---------       ----------
          Net (decrease) increase in cash and cash equivalents                             (2,796)           3,814
CASH AND CASH EQUIVALENTS, beginning of period                                              7,148            4,145
                                                                                        ---------       ----------
CASH AND CASH EQUIVALENTS, end of period                                                $   4,352            7,959
                                                                                        =========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                              $     264       $       --
                                                                                        =========       ==========
  Cash paid during the period for income taxes                                          $     451       $       60
                                                                                        =========       ==========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
  Common stock issued in acquisitions                                                   $  35,972       $       --
                                                                                        =========       ==========



The accompanying notes are an integral part of these condensed consolidated statements.

                              GERALD STEVENS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               (ALL AMOUNTS AND RELATED DISCLOSURES APPLICABLE TO
      THE THREE AND NINE MONTHS ENDED MAY 31, 1999 AND 1998 ARE UNAUDITED)

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Operations

     Gerald Stevens, Inc., ("Gerald Stevens" or the "Company") a Delaware corporation, formerly known as Florafax International, Inc., has historically been engaged in the flowers-by-wire business of generating floral orders and providing floral order placement services to retail florists throughout the United States, as well as providing credit and charge card processing for third parties.

     On April 30, 1999, Gerald Stevens completed a merger with Gerald Stevens Retail, Inc., ("Gerald Stevens Retail") a Delaware corporation, formerly known as Gerald Stevens, Inc. The merger was accounted for under the pooling of interests method of accounting. Gerald Stevens Retail was formed on May 7, 1998, and through September 30, 1998 was in the development stage, had no revenue and all of its efforts were directed to developing a business strategy, raising capital and acquiring leading retail florist shops and other floral-related businesses. On October 1, 1998, Gerald Stevens Retail commenced its operations upon the completion of its acquisition of ten operating floral businesses and, as a result, emerged from the development stage.

         In May 1998, the Company entered into a transaction with Marketing Projects, Inc. ("MPI") that was initially accounted for as a purchase business combination. The accompanying Consolidated Financial Statements have been restated for the three and nine-month periods ended May 31, 1998 to account for the transaction as a contract modification as more fully described in Note 11. The accompanying Consolidated Financial Statements should be read in conjunction with Gerald Stevens' supplemental consolidated financial statements which were included on Gerald Stevens' Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 1999, as amended.

         Gerald Stevens Retail had no operating activities during the period from its inception (May 7, 1998) to May 31, 1998. Accordingly, other than the impact of the restatement described above, previously reported operating results for Gerald Stevens for the three and nine months ended May 31, 1998 are unchanged.

  Interim Financial Statements

     In the opinion of management, the accompanying unaudited interim consolidated financial statements of Gerald Stevens contain all adjustments

(consisting of only normal recurring adjustments) necessary to present fairly the financial position of Gerald Stevens as of May 31, 1999, the results of its operations for the three and nine months ended May 31, 1999 and 1998 and its cash flows for the nine months ended May 31, 1999 and 1998. The results of operations for the three and nine months ended May 31, 1999 and the cash flows for the nine months ended May 31, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for fiscal year 1999.

 Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Earnings Per Share

     Basic and diluted earnings per share in the accompanying consolidated statements of operations are based upon the weighted average shares outstanding during the applicable period. The impact of common stock equivalents has not been included for the loss periods presented as they are anti-dilutive. The components of basic and diluted earnings per share are as follows:


                                                                      Three Months      Nine Months
                                                                         Ended             Ended
                                                                         May 31,           May 31,
                                                                  -----------------    ---------------
                                                                    1999       1998     1999      1998
                                                                   ------     ------   ------    -----
                                                                              (In thousands)
Basic Average Shares Outstanding                                   36,478     7,863    33,305    7,740
Common Stock Equivalents                                               --        --        --       --
                                                                   ------     -----    ------    -----
Diluted Average Shares Outstanding                                 36,478     7,863    33,305    7,740
                                                                   ======     =====    ======    =====
Common stock equivalents not included in the calculation of
  diluted earnings per share because their impact is antidilutive   2,562     1,368     2,562    1,368
                                                                   ======     =====    ======    =====

  Seasonality

     The floral industry has historically been seasonal, with higher revenue generated during holidays such as Thanksgiving, Christmas, Valentine's Day, Easter and Mother's Day. Conversely, during the summer months, floral retailers tend to experience a decline in revenue. In addition, the floral industry in general may be affected by economic conditions and other factors, including floral promotions, competition and the weather conditions in key flower-growing regions.

  Impact of Recently Issued Accounting Standards

         Comprehensive Income -- In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. The Statement requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as all changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. The statement was adopted by Gerald Stevens on September 1, 1998. Comprehensive loss is equal to net loss for all periods presented.

     Segments -- In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14. The Statement uses a management approach to report financial and descriptive information about a company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for Gerald Stevens' management. The Statement is effective for financial statements for fiscal years beginning after December 15, 1997 and, accordingly, applies to Gerald Stevens' fiscal year ending August 31, 1999. Gerald Stevens anticipates expanding its current segment disclosures upon adoption.

     Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requires an entity to expense all software development costs incurred in the preliminary project stage, training costs and data conversion costs for fiscal years beginning after December 15, 1998. Gerald Stevens believes that this statement will not have a material effect on its accounting for computer software development or acquisition.


 2. BUSINESS COMBINATIONS

     During the nine months ended May 31, 1999, Gerald Stevens acquired a significant number of retail florist and other floral-related businesses. All of the acquisitions were accounted for under the purchase method of accounting and, accordingly, the results of operations of the acquired businesses have been included in Gerald Stevens' results of operations from date of acquisition.

     The following table sets forth businesses acquired during the nine months ended May 31, 1999 and the consideration paid. Consideration for these acquisitions consisted of cash, stock, and debt paid on behalf of former owners. The total consideration amounts provided in the table reflect certain working capital adjustments called for in the acquisition agreements.


                                                                                          Purchase Price
                                                          Date of         Total       ---------------------      Number of   Share
Name of Business                                        Acquisition   Consideration    Cash          Stock        Shares     Price
----------------                                        -----------   -------------   -------       -------      ---------   ------
                                                                            (In thousands except per share price)

Eastern Floral & Gift Shop, Inc.                          10/01/98      $ 2,924       $ 2,924       $    --            --    $   --
The Norton Group, Inc.                                    10/01/98        1,566           548         1,018           289      3.52
Arizona Wholesale Floral Company,
 (d/b/a Cactus Flowers)                                   10/01/98        3,000         1,800         1,200           341      3.52
Dr. Delphinium Designs, Inc.                              10/01/98        3,103           880         2,223           632      3.52
Boesen the Florist, Inc.                                  10/01/98        5,150         2,485         2,665           757      3.52
J.J. Fallon Company, Inc.                                 10/01/98        1,917         1,117           800           227      3.52
Martina's Inc.                                            10/01/98        1,948         1,168           780           222      3.52
Flower Franchising, Inc. (d/b/a Royer's Flower Shops)     10/01/98       11,158         6,334         4,824         1,371      3.52
AGA Flowers, Inc.                                         10/01/98        2,935         1,468         1,467           417      3.52
Jennie's Flower Shop, Inc.                                12/07/98        3,575         2,000         1,575           354      4.44
Maple Lee Flowers, Inc. and
  Maple Lee Farm 'n' Garden Center, Ltd.                  10/01/98        4,698         2,539         2,159           614      3.52
National Flora, Inc.                                      03/01/99       19,727         9,952         9,775         1,553      6.30
Phoebe's                                                  03/31/99        2,817         2,195           622            99      6.30
The Exotic Gardens, Inc. and Kuhn Flowers, Inc.           04/30/99        6,200         5,580           620            49     12.59
Other Acquisitions                                        Various        17,230        10,986         6,244         1,405
                                                                        -------------------------------------------------
                                                                        $87,948       $51,976       $35,972         8,330
                                                                        =================================================


     The preliminary purchase price allocation for businesses acquired under the purchase method of accounting is as follows:
                                                          (In thousands)

Tangible Assets.............................................  $21,654
Intangible assets...........................................   80,245
Liabilities.................................................  (13,951)
                                                              -------
                                                              $87,948
                                                              =======

     Gerald Stevens may be required to make additional payments to the sellers of four of the businesses acquired of up to $2.0 million. Because the outcome of the contingencies underlying these payments are not yet determinable, the payments have not been recorded as a component of the cost of these acquisitions at May 31, 1999.


     The pro forma results of operations, assuming each of the significant acquisitions described above was consummated as of the beginning of the period presented are as follows:

                                            For the                 For the
                                          Three Month             Nine Month
                                         Period Ended            Period Ended
                                         May 31, 1999            May 31, 1999
                                         ------------            ------------
                                           (In thousands except share data)

Revenue                                    $28,254                 $96,467
                                           =======                 =======
Net loss                                   $  (373)                $  (292)
                                           =======                 =======
Basic and diluted net loss per share       $ (0.01)                $ (0.01)
                                           =======                 =======


     Gerald Stevens is a party to letters of intent and agreements, subject to customary conditions, to acquire various retail flower shops and other floral businesses. To the extent consummated, we expect that these pending acquisitions will be accounted for under the purchase method of accounting.


3. INTANGIBLE ASSETS

     Intangible assets, net consists of the following:

                                                   May 31,           August 31,
                                                    1999                1998
                                                   -------           ----------
                                                          (In thousands)

Goodwill                                           $83,760             $1,995
Letters of intent                                       --              1,520
Other                                                  250                616
                                                   -------             ------
                                                    84,010              4,131
Less: Accumulated amortization
                                                    (1,217)              (340)
                                                   =======             ======
                                                   $82,793             $3,791
                                                   =======             ======

     Goodwill consists of the excess of purchase price over the fair value of assets and liabilities acquired in acquisitions accounted for under the purchase method of accounting. Included in goodwill for all periods is $2.0 million from an acquisition prior to October 31, 1970 which is not required to be amortized.

     Amortizable goodwill is amortized over periods ranging from 20 to 40 years, which management believes is a reasonable life in light of the characteristics present in the floral industry such as the significant number of years that the industry has been in existence, the continued trends by consumers in purchasing flowers for many different occasions, and the stable nature of the customer base. Amortization of goodwill for the three and nine months ended May 31, 1999 is $.6 million and $1.0 million, respectively. There was no goodwill amortization in prior periods presented.

     Letters of intent represent the fair value allocated to letters of intent of an acquired business. Upon completion of the acquisitions underlying the letters of intent, the value assigned to the letters of intent was reallocated as a component of the purchase price for the acquired business.

     In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, Gerald Stevens periodically analyzes the carrying value of its goodwill and other long-lived assets for indicators of impairment, using an undiscounted projected cash flow approach. If such cash flows indicate an impairment is present, Gerald Stevens makes adjustments to the carrying value of long-lived assets based upon appraisals, discounted cash flows, or otherwise as Gerald Stevens considers appropriate. After reviewing the results and considering other qualitative factors, management is of the opinion that the carrying amount of goodwill has not been impaired.

4. LONG-TERM DEBT

     At August 31, 1998, long-term debt included approximately $2.0 million of borrowings under a $5.0 million line of credit. The line of credit was collateralized by substantially all assets of the former Florafax International Inc., with interest payable monthly at the prime rate of the lending institution.

     In September 1998, Gerald Stevens Retail entered into an 18 month senior secured revolving credit facility (the "Credit Facility") with a bank in which the bank agreed to loan Gerald Stevens Retail up to $20.0 million. In February 1999, the credit agreement was amended to increase the line of credit to $40.0 million. Cash borrowings bear interest at either the Eurodollar market rate plus a percentage ranging from 100 basis points to 225 basis points (Eurodollar at May 31, 1999 was 4.81%) or, at Gerald Stevens Retail's option, the greater of the Federal funds rate plus 50 basis points or the prime rate ("adjusted base rate loan"). The federal funds rate and prime rate were 4.61% and 7.75%, respectively, at May 31, 1999. The percentage over the Eurodollar market rate is based on Gerald Stevens Retail's financial performance as measured by a total funded debt ratio (as defined in the Credit Facility). At May 31, 1999, Gerald Stevens Retail had outstanding borrowings under this credit facility of $26.1 million.

     In June 1999, Gerald Stevens Retail and its primary lender amended and restated their existing $40.0 million revolving credit agreement. Gerald Stevens, the parent of Gerald Stevens Retail, agreed to guarantee payment of all obligations under the amended and restated agreement and terminated the existing $5.0 million line of credit agreement at the same time.

     The amended and restated credit agreement provides for borrowings over a term of 36 months which will bear interest at either the Eurodollar market rate plus a percentage ranging from 125 to 250 basis points, depending on the consolidated leverage ratio for the previous quarter, or at Gerald Stevens option, at a base rate equal to the sum of the higher of the federal funds rate plus 0.5% or the prime rate plus a percentage ranging from 0 to 100 basis points depending on the consolidated leverage ratio for the previous quarter. The line of credit will be used to finance business acquisitions and capital expenditures and to provide working capital for general corporate purposes. Gerald Stevens Retail's effective Eurodollar borrowing rate and its base rate as of July 9, 1999 are 6.56% and 8.00%, respectively.

     Borrowings under the amended and restated credit agreement are secured by all Gerald Stevens' current and future assets, including a pledge of the stock of each business that is acquired by Gerald Stevens. The credit agreement contains covenants requiring bank approval of certain business acquisitions, and the maintenance of agreed upon financial ratios, as more specifically described in the following paragraphs.

     In the event that Gerald Stevens' consolidated leverage ratio is greater than 2.0 to 1.0, and the cash portion of the cost of a business acquisition exceeds $3.0 million, certain acquisition specific covenants are applicable. These covenants include, among other things, the requirement that at least 35.0% of the cost of an acquisition be paid for in the form of common stock, that the proceeds of loans used to pay the cost of an acquisition cannot exceed three times the acquired company's earnings before interest, taxes, depreciation and amortization, and that the lender be provided certain financial information and give consent to the acquisition.

     The amended and restated credit agreement also requires Gerald Stevens to maintain financial ratios which limit total debt and capital expenditures. Consolidated debt cannot exceed earnings before interest, taxes, depreciation and amortization by a ratio of 2.75 to 1.00 (3.00 to 1.00 on or prior to August 31, 1999) or exceed consolidated stockholders' equity. In addition, the ratio of earnings before interest and taxes ("EBIT") plus lease payments, to the sum of interest expense, current maturities of debt, cash income taxes and lease payments must not be less than 1.10 to 1.00 prior to December 31, 2000 and 1.25 to 1.00 thereafter. Capital expenditures in any fiscal year cannot exceed $22.0 million for the fiscal year ending 1999, $42.0 million for the fiscal year ending 2000, $50.0 million for the fiscal year ending 2001 and $52.0 million for the fiscal year ending 2002.

     Gerald Stevens is currently in discussions with a number of financial institutions regarding their participation in a proposed syndication of its bank credit facility. Gerald Stevens anticipates that, assuming there are no material adverse changes or material disruption of conditions in the financial, banking or capital markets, the borrowing limits under its credit facility can be increased from $40.0 million to approximately $50.0 to $75.0 million. However, there can be no assurances that the company will be successful in increasing the maximum borrowing amount under the credit facility.

5. PROPERTY AND EQUIPMENT, NET

     Property and equipment consisted of the following:

                                                              May 31,            August 31,
                                                               1999                 1998
                                                            -----------         -----------
                                                                      (In thousands)

Land, building and leasehold improvements                   $    6,718          $    1,282
Furniture, fixtures and equipment                                2,696               1,621
Computer hardware and software                                   1,598               1,015
Communication systems                                            1,436               1,121
Vehicles                                                           495                  --
                                                            ----------          ----------
                                                                12,943               5,039
Less:  Accumulated amortization                                 (4,268)             (2,993)
                                                            ----------          ----------
                                                            $    8,675          $    2,046
                                                            ==========          ==========


6. ACCRUED EXPENSES

     Accrued expenses consisted of the following:


                                               May 31,            August 31,
                                                1999                 1998
                                             -----------         -----------
                                                       (In thousands)

Salaries and benefits                        $    2,198          $      144
Professional fees                                 1,669                 330
Wire service                                      1,461                  --
Other                                             3,573               1,625
                                             ----------          ----------
                                             $    8,901          $    2,099
                                             ==========          ==========

7. STOCKHOLDERS' EQUITY

     During the nine months ended May 31, 1999, Gerald Stevens issued 6,217,537 shares of its common stock in private placement transactions for total consideration of $21.1 million, net of placement fees and expenses. Additionally, a total of 224,000 shares of common stock were issued for total consideration of $275 thousand in connection with the exercise of stock options and warrants during this same period.

     From September 1, 1999 to May 31, 1999, Gerald Stevens issued 8,330,054 shares of its common stock with an aggregate value of $36.0 million to fund the non-cash portion of the total consideration for acquisitions completed during the period.

     As a result of the merger with Gerald Stevens Retail, Gerald Stevens recorded compensation expense and additional paid-in-capital of approximately $1.4 million in connection with the vesting of certain non-plan options.

8. INCOME TAXES

          The components of the income tax provision (benefit) consist of the following:

                                       Three Months              Nine Months
                                       Ended May 31,            Ended May 31,
                                     ------------------       -----------------
                                     1999        1998          1999        1998
                                     ----       -------       ------      -----
                                                    (In thousands)

Current income taxes                 $ 50       $    --       $  145      $  60
Deferred income taxes                 150        (1,213)       2,182       (849)
                                     ----       -------       ------      -----
Income tax provision (benefit)       $200       $(1,213)      $2,327      $(789)
                                     ====       =======       ======      =====

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Gerald Stevens' net deferred income taxes as of May 31, 1999 and August 31, 1998 are as follows:

                                              May 31, 1999     August 31, 1998
                                              ------------     ---------------
                                                      (In thousands)

Allowances for bad debts                         $   522           $   182
Accrued liabilities and other                        974               110
Depreciation and amortization                        256               180
Net operating losses                                 347             1,070
General business credits                             232               232
Basis difference in intangible assets              1,232             1,432
                                                 -------           -------
                                                   3,563             3,206
Valuation allowance                               (3,563)           (1,024)
                                                 -------           -------
     Total deferred taxes                        $    --           $ 2,182
                                                 =======           =======

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At May 31, 1999, the valuation allowance of $3.6 million consists of deferred tax assets in the amount of $3.4 million that do not meet the requirements for recognition as an asset, as well as tax credits in the amount of $.2 million that are not expected to be realized. This represents a change in the valuation allowance for the current year of $2.5 million as compared to change of $.5 million in the prior year.

     As of May 31, 1999, Gerald Stevens has available net operating loss carryforwards of $.9 million which expire as follows:

          Expiration Date                              Amount
          ---------------                              ------
                                                   (In thousands)

               2009                                      443
               2018                                      480
                                                         ---
                                                         923
                                                         ===

9. RELATED PARTY TRANSACTIONS

     On May 7, 1998, Gerald Stevens Retail entered into a services agreement with SB Management Corp. ("SBMC"), a corporation controlled by a member of Gerald Stevens board of directors. SBMC agreed to provide certain management services to Gerald Stevens Retail and incur certain expenses on behalf of Gerald Stevens Retail, with the cost of such items reimbursed by Gerald Stevens to SBMC. Through May 31, 1999, Gerald Stevens Retail paid a total of $.9 million to SBMC for all such services provided through that date, which is included in selling, general, and administrative expenses in the accompanying consolidated statement of operations. The parties mutually agreed to terminate the services agreement on May 31, 1999.

     In addition, SBMC leases office space which is also occupied by certain employees of Gerald Stevens. SBMC does not allocate any of the rent expense for this space to Gerald Stevens. The approximate annual rent expense to SBMC is $61 thousand.


10. COMMITMENTS AND CONTINGENCIES

  Employment Agreements

     Gerald Stevens has entered into employment agreements with certain of its officers and executives. The agreements expire on various dates through until 2001 and also include non-compete provisions. The aggregate minimum annual payments under these agreements are $2.5 million and $1.9 million for the years ended December 31, 1999 and 2000, respectively.

     Key employees of each of the acquired companies have agreed to enter into 2-year employment agreements with Gerald Stevens effective as of the closing date of each respective acquisition. The annual salaries range from $20 to $150 thousand. In addition, some of the employment agreements provide for the employee to receive a bonus beginning in Gerald Stevens' 1999 calendar year of up to 20% of base salary depending on certain performance targets. The employment agreements include non-compete clauses of up to two years after the employment period.

   Duties

     As a result of an investigation concerning the alleged dumping of flowers in the U.S. market by foreign growers, the U.S. Department of Commerce began assessing importers a duty based on the import value of certain flowers from certain growers. Gerald Stevens currently estimates and remits the estimated assessment based on the most current information available. The final assessment is subject to determination by the U.S. Department of Commerce and may result in additional charges or refunds. The Company does not believe that such assessment will materially affect its financial condition or results of operations.

  Supply Agreement

         On October 1, 1998, Gerald Stevens entered into a five-year supply agreement with flower farms (the "Farms") which are affiliated with two of Gerald Stevens' stockholders. The agreement requires that the Farms provide to Gerald Stevens on a consignment basis a certain percentage of their flowers. The Farms must produce and deliver a minimum number of stems for Gerald Stevens during the growing year commencing on October 1, 1998 and ending on September 30, 1999. Each July, during the term of the agreement, the parties will meet to establish the minimum stem obligation for each species for the upcoming growing year. Gerald Stevens has no obligation to pay for any flowers it receives from the Farms unless and until such flowers are sold by Gerald Stevens.


11. MPI AGREEMENT

         Effective May 1, 1998, the Company entered into an agreement with Marketing Projects, Inc. that (1) modified the rights and obligations of both parties under the marketing servicing agreement and (2) provided for the acquisition of MPI's proprietary marketing systems by the Company. Also on May 1, 1998, the Company entered into a non-compete and non-disclosure agreement with MPI and the principal employees of MPI. Total consideration of $3.7 million was paid to MPI at the time of closing and the Company is further obligated to pay up to $125 thousand in cash in each of the following eight fiscal quarters, contingent upon the attainment of certain quarterly revenue targets. Of total consideration paid, $3.5 million has been recorded as a contract modification charge, $150 thousand has been allocated to the purchase of MPI's proprietary marketing systems and $100 thousand has been allocated to the non-compete agreement, with amortization provided over 1 and 2 years, respectively. Since the quarterly contingent payments are based upon the attainment of future revenue targets, Gerald Stevens will record such payments as sales commissions to the extent and at the time they become earned.

12. SUBSEQUENT EVENTS

   Business Combinations

     From June 1, 1999 through July 12, 1999, Gerald Stevens acquired 9 retail florist businesses for total consideration of $3.7 million, consisting of $3.2 million in cash and 30,001 shares of its common stock.

   Public Equity Offering

     In July 1999, Gerald Stevens completed a public equity offering in which 5,000,000 shares of its common stock were sold at $12.00 per share. Proceeds received from the offering, net of underwriting discounts and estimated expenses, were approximately $55.4 million. Upon receipt of such proceeds, Gerald Stevens repaid all of its then existing borrowings totaling $31.9 million.

   Stock Options

     Subsequent to May 31, 1999, 104,250 options were exercised at a weighted average price of $3.17 per share.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Gerald Stevens, Inc. ("Gerald Stevens" or the "Company"), formerly known as Florafax International, Inc., is an integrated retailer and marketer of flowers, plants, and complementary gifts and decorative accessories. Gerald Stevens currently operates the largest company-owned network of floral specialty retail stores in the United States, with 141 locations as of June 30, 1999. Gerald Stevens is building a national brand and transforming the retail floral industry by integrating its operations throughout the floral supply chain, from product sourcing to delivery, and by managing every interaction with the customer, from order generation to order fulfillment. Gerald Stevens ultimately intends to provide all of its retail customers with a unique and enhanced shopping experience under the Gerald Stevens brand.

     On April 30, 1999, Gerald Stevens and Gerald Stevens Retail, Inc. ("Gerald Stevens Retail"), formerly known as Gerald Stevens, Inc., completed a merger accounted for as a pooling of interests. This Management's Discussion and Analysis of Financial Condition and Results of Operations gives retroactive effect to the merger, and should be read in conjunction with the accompanying unaudited Consolidated Financial Statements of the Company. In the merger, Gerald Stevens issued 1.35 shares of its common stock for each share of Gerald Stevens Retail common stock outstanding at the effective time of the merger. In total, Gerald Stevens issued 28.1 million shares of its common stock to the stockholders of Gerald Stevens Retail, resulting in the stockholders of Gerald Stevens Retail holding approximately 77.5% of the shares of Gerald Stevens' common stock then outstanding.

FORWARD-LOOKING STATEMENTS

     The following discussion includes projections and/or other "forward-looking" information. Gerald Stevens is subject to risks and other uncertainties that could cause its actual results to differ materially from any such projections or that could cause other forward-looking information to prove incorrect. For a discussion of such risks and uncertainties, see "Forward-Looking Statements" and "Risk Factors" in Gerald Stevens' Prospectus included in Amendment No. 3 to a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 29, 1999.


BUSINESS COMBINATIONS

     From October 1, 1998 through May 31, 1999, Gerald Stevens acquired 23 retail florist businesses, 3 order generation businesses, and a floral import business for total consideration of $87.9 million, consisting of $52.0 million in cash and 8,330,054 shares of its common stock.

     The following table represents the total purchase price, the cash and stock portion of the purchase price, the number of shares issued and the share price for the business acquisitions discussed above. All of the acquisitions were accounted for under the purchase method of accounting, with results of operations included in Gerald Stevens' results from date of acquisition.




                                                                                          Purchase Price
                                                          Date of         Total       ---------------------      Number of   Share
Name of Business                                        Acquisition   Consideration    Cash          Stock        Shares     Price
----------------                                        -----------   -------------   -------       -------      ---------   ------
                                                                            (In thousands except per share price)

Eastern Floral & Gift Shop, Inc.                          10/01/98      $ 2,924       $ 2,924       $    --            --    $   --
The Norton Group, Inc.                                    10/01/98        1,566           548         1,018           289      3.52
Arizona Wholesale Floral Company,
 (d/b/a Cactus Flowers)                                   10/01/98        3,000         1,800         1,200           341      3.52
Dr. Delphinium Designs, Inc.                              10/01/98        3,103           880         2,223           632      3.52
Boesen the Florist, Inc.                                  10/01/98        5,150         2,485         2,665           757      3.52
J.J. Fallon Company, Inc.                                 10/01/98        1,917         1,117           800           227      3.52
Martina's Inc.                                            10/01/98        1,948         1,168           780           222      3.52
Flower Franchising, Inc. (d/b/a Royer's Flower Shops)     10/01/98       11,158         6,334         4,824         1,371      3.52
AGA Flowers, Inc.                                         10/01/98        2,935         1,468         1,467           417      3.52
Jennie's Flower Shop, Inc.                                12/07/98        3,575         2,000         1,575           354      4.44
Maple Lee Flowers, Inc. and
  Maple Lee Farm 'n' Garden Center, Ltd.                  10/01/98        4,698         2,539         2,159           614      3.52
National Flora, Inc.                                      03/01/99       19,727         9,952         9,775         1,553      6.30
Phoebe's                                                  03/31/99        2,817         2,195           622            99      6.30
The Exotic Gardens, Inc. and Kuhn Flowers, Inc.           04/30/99        6,200         5,580           620            49     12.59
Other Acquisitions                                        Various        17,230        10,986         6,244         1,405
                                                                        -------------------------------------------------
                                                                        $87,948       $51,976       $35,972         8,330
                                                                        =================================================

     In May 1999, Gerald Stevens entered into an agreement to acquire Calyx & Corolla, Inc., a floral catalog and Internet business, for total consideration of approximately $14.3 million, consisting of approximately 934,000 shares of common stock. Gerald Stevens will also assume options that will convert into the rights to acquire approximately 160,000 shares of common stock with exercise prices ranging from $.36 per share to $9.44 per share. The acquisition is expected to be consummated in the fourth quarter of fiscal 1999. Subsequent to May 31, 1999, Gerald Stevens acquired 9 retail florist businesses for total consideration of $3.7 million, consisting of $3.2 million in cash and 30,001 shares of its common stock.

     Total net goodwill related to acquired businesses at May 31, 1999 was approximately $82.8 million, which represents approximately 71.8% of total assets and approximately 129.8% of total stockholders equity at that date. The $82.8 million of goodwill will result in future annual amortization expense of approximately $2.6 million, based upon the amortization of goodwill related to the acquisition of retail floral businesses over useful lives of 40 years, and the amortization of goodwill related to the acquisition of order generation businesses over useful lives of 20 years. Goodwill and related amortization are expected to increase principally as a result of future retail floral business acquisitions, and the amortization of goodwill and other intangible assets could adversely affect financial condition and results of operations. Gerald Stevens has considered various factors, including projected future cash flows, in determining the purchase prices of acquired retail floral businesses, and does not believe that any material portion of the goodwill related to any of these acquisitions will dissipate over a period shorter than 40 years. However, earnings in future years could be significantly adversely affected if management later determines either that the remaining balance of goodwill is impaired or that a shorter amortization period is applicable.

RESULTS OF OPERATIONS

     Upon consummation of its merger with Gerald Stevens Retail, management redefined the manner in which it evaluates and reports the operating results of its newly combined business for internal purposes. In this regard, management has chosen to break down its component businesses into two segments: (1) the Retail Segment and (2) the Order Generation Segment. The Retail Segment will consist of all retail and import businesses and operations while the Order Generation Segment will consist of all non-retail order generation and fulfillment businesses and operations.

     The tables below present the results of operations through operating income
(loss) of Gerald Stevens' Retail and Order Generation segments and Corporate Overhead for the three and nine month periods ended May 31, 1999 and 1998. The Retail Segment 1999 results include the post-acquisition operating results of the 23 retail florist businesses and one import business acquired by the Company during the nine-month period ended May 31, 1999. The Order Generation Segment 1999 and 1998 results include the operating results of the Company's former wire service, credit and charge card processing and The Flower Club business units. The 1999 results additionally include the operating results of Gerald Stevens' newly formed Internet-based order generation business unit and the post-acquisition operating results of the 3 order generation businesses acquired by the Company during the nine month period ended May 31, 1999. Prior to the acquisition of its initial retail florist and import businesses on October 1, 1998, Gerald Stevens operated in only the Order Generation Segment.

                              GERALD STEVENS, INC.

                              SEGMENT INFORMATION
            FOR THE THREE & NINE MONTHS ENDED MAY 31, 1999 AND 1998

                                                                    Three Months Ended May 31,
                                                         ------------------------------------------------
                                                                              1999
                                                                      (dollars in thousands)
                                                                         Order       Corporate
                                                           Retail     Generation     Overhead      Total
                                                         ------------------------------------------------
REVENUE:
    Product sales                                         $25,224       $   --       $    --      $25,224
    Service and other revenue                               2,545        8,518            --       11,063
                                                         ------------------------------------------------
                                                           27,769        8,518            --       36,287
OPERATING COSTS AND EXPENSES:
    Cost of product sales                                  10,315           --            --       10,315
    Operating expenses                                     12,054           --            --       12,054
    Selling, general and administrative expenses            2,511        7,838         3,770       14,119
    Contract modification charge                               --           --            --           --
    Merger expenses                                            --           --           591          591
                                                          -----------------------------------------------
                                                           24,880        7,838         4,361       37,079

                                                         ------------------------------------------------
    Operating income (loss)                               $ 2,889       $  680       $(4,361)     $  (792)
                                                         ================================================


                                                                       Three Months Ended May 31,
                                                         --------------------------------------------------
                                                                                1998
                                                                       (dollars in thousands)
                                                                       Order        Corporate
                                                         Retail     Generation       Overhead        Total
                                                         --------------------------------------------------
REVENUE:
    Product sales                                         $ --        $    --          $  --        $    --
    Service and other revenue                               --          4,797             --          4,797
                                                         --------------------------------------------------
                                                                        4,797             --          4,797
OPERATING COSTS AND EXPENSES:
    Cost of product sales                                   --             --             --             --
    Operating expenses                                      --             --             --             --
    Selling, general and administrative expenses            --          3,931            130          4,061
    Contract modification charge                            --          3,450             --          3,450
    Merger expenses                                         --             --             --             --
                                                         -------------------------------------------------
                                                            --          7,381            130          7,511

                                                         --------------------------------------------------
    Operating income (loss)                               $ --        $(2,584)         $(130)       $(2,714)
                                                         ==================================================




                                                                   Nine Months Ended May 31,
                                                         -----------------------------------------------
                                                                             1999
                                                                     (dollars in thousands)
                                                                        Order       Corporate
                                                          Retail     Generation     Overhead      Total
                                                         -----------------------------------------------
REVENUE:
    Product sales                                        $53,597      $    --       $     --     $53,597
    Service and other revenue                              5,281       17,404             --      22,685
                                                         -----------------------------------------------
                                                          58,878       17,404             --      76,282
OPERATING COSTS AND EXPENSES:
    Cost of product sales                                 23,059           --             --      23,059
    Operating expenses                                    25,410           --             --      25,410
    Selling, general and administrative expenses           5,130       15,190          8,059      28,379
    Contract modification charge                              --           --             --          --
    Merger expenses                                           --           --          4,642       4,642
                                                         -----------------------------------------------
                                                          53,599       15,190         12,701      81,490

                                                         -----------------------------------------------
    Operating income (loss)                              $ 5,279      $ 2,214       $(12,701)    $(5,208)
                                                         ===============================================


                                                                     Nine Months Ended May 31,
                                                        --------------------------------------------------
                                                                               1998
                                                                      (dollars in thousands)
                                                                      Order        Corporate
                                                        Retail     Generation       Overhead        Total
                                                        --------------------------------------------------
REVENUE:
    Product sales                                        $ --        $    --          $  --        $    --
    Service and other revenue                              --         12,991             --         12,991
                                                        --------------------------------------------------
                                                           --         12,991             --         12,991
OPERATING COSTS AND EXPENSES:
    Cost of product sales                                  --             --             --             --
    Operating expenses                                     --             --             --             --
    Selling, general and administrative expenses           --         10,761            433         11,194
    Contract modification charge                           --          3,450             --          3,450
    Merger expenses                                        --             --             --             --
                                                        --------------------------------------------------
                                                           --         14,211            433         14,644

                                                        --------------------------------------------------
    Operating income (loss)                              $ --        $(1,220)         $(433)       $(1,653)
                                                        ==================================================

     Retail Segment. Product sales for the three and nine months ended May 31, 1999 include sales of floral and gift products at retail businesses of $22.3 million and $45.7 million, respectively, and sales of floral product by Gerald Stevens' import business of $2.9 million and $7.9 million, respectively. Service and other revenue within the retail segment is generated at the Company's retail businesses and consists of delivery and other service fees charged to customers and commissions on orders transmitted to and fulfilled by other retail florists.

     Cost of product sales for the three and nine months ended May 31, 1999 include cost of products sold at retail businesses of $8.1 million and $17.1 million, respectively, and cost of products sold at Gerald Stevens' import business of $2.2 million and $6.0 million, respectively. Gross margins as a percentage of total revenue for the three and nine months ended May 31, 1999 averaged 67.5% and 66.5% at retail businesses and 24.1% and 24.1% at Gerald Stevens' import business, respectively.

     Retail segment operating expenses for the three and nine months ended May 31, 1999 include expenses at retail businesses of $11.7 million and $24.4 million, respectively, and expenses at Gerald Stevens' import business of $.4 million and $1.0 million, respectively. Operating expenses are comprised primarily of salaries and benefit expenses, and to a lesser extent include occupancy, vehicle, depreciation and amortization expenses.

     Retail segment selling, general and administrative expenses for the three and nine months ended May 31, 1999 include expenses at retail businesses of $2.4 million and $4.8 million, respectively, and expenses at Gerald Stevens' import business of $.1 million and $.3 million, respectively. Selling, general and administrative expenses consist primarily of advertising expense, commissions paid on orders transmitted from third parties, and legal and accounting expenses.

     Order Generation Segment. Service and other revenue within the order generation segment consists of order generation commissions and processing fees, wire service dues and fees, and credit card processing fees. Total order generation segment revenue for the three and nine months ended May 31, 1999 increased by $3.7 million, or 77.6%, to $8.5 million and by $4.4 million, or 34.0%, to $17.4 million, respectively, compared to the same periods in the prior year. The significant increases in revenue in both the three and nine month periods this year is due primarily to the acquisition of National Flora by the Company in March 1999. National Flora, a floral order generation business, generated $2.8 million in revenue from date of acquisition to May 31, 1999. Additionally, continued increases in The Flower Club revenue and revenue from the Company's newly formed Internet-based order generation business unit also contributed to the current year revenue increases.

     Total order generation segment selling, general and administrative expenses for the three and nine months ended May 31, 1999 increased by $3.9 million, or 99.4%, to $7.8 million and by $4.4 million, or 41.2%, to $15.2 million, respectively, compared to the same periods in the prior year. Selling, general and administrative expenses incurred by National Flora from date of acquisition to May 31, 1999 totaled $2.2 million and represent a significant portion of the expense increases in the 1999 periods. Additionally, start up costs incurred in connection with the Company's newly formed Internet-based order generation business unit during the three and nine months ended May 31, 1999 of $1.0 million and $1.2 million, respectively, also caused current year expenses to be higher. To a lesser extent, expense increases related to the expansion of The Flower Club business unit also contributed to the higher 1999 expense levels.

     During the three month period ended May 31, 1998, the Company recorded an expense of $3.5 million related to the modification of a servicing agreement with MPI. Prior to modifying this servicing agreement, MPI acted as an agent that interfaced with The Flower Club's corporate customers. By modifying the servicing agreement, Gerald Stevens began interfacing with the corporate customers directly, thereby strengthening these relationships. See "MPI Agreement."

     Corporate Overhead. Total Corporate Overhead selling, general and administrative expenses for the three months ended May 31, 1999 increased to $3.8 million from $.1 million in the same period in the prior year due to expenses incurred at Gerald Stevens' new corporate headquarters in Ft. Lauderdale, Florida and related to the significant expansion of the Company into retail and other related segments of the floral industry. Total Corporate Overhead selling, general and administrative expenses for the nine months ended May 31, 1999 increased to $8.1 million from $.4 million in the same period in the prior year due primarily to expenses incurred at Gerald Stevens new corporate headquarters in Ft. Lauderdale, Florida but also to non-cash compensation expense of $1.4 million recorded in connection with the vesting of certain non-plan stock options. The non-plan stock options are fully vested and will cause no further compensation expense to be recorded in future periods.

     Gerald Stevens plans to expand its business over the next several years, largely through the acquisition of retail florist businesses. Gerald Stevens expects Corporate Overhead expenses to increase significantly over this time period, due principally to integration costs planned to be incurred in connection with the development and implementation of centralized operational and financial systems and the establishment of the Gerald Stevens brand name. See "Liquidity and Capital Resources."

     During the three and nine months ended May 31, 1999, Gerald Stevens incurred a total of $.6 million and $4.6 million, respectively, in investment banking, accounting and legal costs in connection with its merger with Gerald Stevens Retail. In accordance with the accounting rules governing business combinations accounted for as a pooling of interests, all merger-related costs were recognized as an expense during the period in which they were incurred.

     Interest Expense. Interest expense for the three and nine months ended May 31, 1999 was $.3 million and $.5 million, respectively, compared to interest expense of $4 thousand and $7 thousand in the same periods of the prior year. The increase in interest expense during the 1999 periods is due to increased borrowing under the Company's revolving credit facilities to finance the expansion of its business activities.

     Income Taxes. The provision for income taxes for the three and nine months ended May 31, 1999 was $.2 million and $2.3 million, respectively compared to an income tax benefit of $1.2 million and $.8 million in the same periods of the prior year. The current period year-to-date expense is due principally to (i) the establishment of a deferred tax asset valuation allowance of $1.4 million which, because of the expected future combined operating results of the merged company, is now required, (ii) the amortization of a deferred tax asset related to the utilization of net operating loss carryforwards of $.8 million and (iii) state income tax provisions of $.1 million. The Company recorded an income tax benefit during the same periods of the prior year primarily as a result of the contract modification expense recorded in connection with the MPI Agreement.

     Gerald Stevens' future effective tax rate will depend on various factors including the mix between state taxable income or losses, amounts of nondeductible goodwill, and the timing of adjustments to the valuation allowance on our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased by $2.8 million during the nine months ended May 31, 1999 as compared to a $3.8 million increase in the same period of the prior year. The major components of these changes are discussed below.

     Cash used in operating activities was $1.1 million during the nine months ended May 31, 1999, inclusive of the unfavorable impact of $4.6 million in investment banking, accounting and legal costs paid in connection with the Company's merger with Gerald Stevens. Cash provided by operating activities was $2.8 million during the nine months ended May 31, 1998, inclusive of the unfavorable impact of $3.5 million paid to MPI under the terms of a contract modification agreement.

     The cash portion of the purchase prices for all acquisitions completed by the Company during the nine months ended May 31, 1999, net of cash acquired, aggregated $49.1 million, as more fully described in the preceding section entitled "Business Combinations." Capital expenditures during the nine months ended May 31, 1999 totalled $2.6 million compared to capital expenditures of $1.2 million in the same period in the prior year. Capital expenditures during fiscal 1999 include the costs of building one new retail hub store as well as computer and equipment purchases. Capital expenditures during fiscal 1998 relate principally to the purchase of the land and building that were previously leased as the Company's former corporate headquarters, and other facility and equipment expansion costs.

     During the nine months ended May 31, 1999, Gerald Stevens issued 6,217,537 shares of its common stock in private placement transactions for total consideration of $21.1 million, net of underwriting fees and expenses. Additionally, a total of 224,000 shares of common stock were issued for total consideration of $275 thousand in connection with the exercise of stock options and warrants during this same period. Payments totaling $4.2 million for stock subscribed for and issued to Gerald Stevens Retail's two founders in fiscal 1998 were also received at the beginning of the 1999 period. Gerald Stevens borrowed a net amount of $23.6 million on its revolving credit facilities during the nine months ended May 31, 1999, principally to fund the cash portion of its business acquisition costs. During the nine months ended May 31, 1998, the Company borrowed $2.5 million to finance a portion of the MPI contract modification costs (see "MPI Agreement" in following section).

     In September 1998, Gerald Stevens Retail entered into a revolving credit agreement with a bank in which the bank agreed to loan Gerald Stevens Retail up to $20.0 million for a term of 18 months. In February 1999, the credit agreement was amended to increase the line of credit to $40.0 million. At May 31, 1999, Gerald Stevens had outstanding borrowings under this credit facility of $26.1 million.

     In June 1999, Gerald Stevens Retail and its primary lender amended and restated their existing $40.0 million revolving credit agreement. Gerald Stevens, the parent of Gerald Stevens Retail, agreed to guarantee payment of all obligations under the amended and restated agreement and has terminated an existing $5.0 million line of credit.

     The amended and restated credit agreement provides for borrowings over a term of 36 months which will bear interest at either the Eurodollar market rate plus a percentage ranging from 125 to 250 basis points, depending on the consolidated leverage ratio for the previous quarter, or at Gerald Stevens option, at a base rate equal to the sum of the higher of the federal funds rate plus 0.5% or the prime rate plus a percentage ranging from 0 to 100 basis points depending on the consolidated leverage ratio for the previous quarter. The line of credit will be used to finance business acquisitions and capital expenditures and to provide working capital for general corporate purposes. Gerald Stevens' effective Eurodollar borrowing rate and its base rate as of July 9, 1999 are 6.56% and 8.00%, respectively.

     Borrowings under the amended and restated credit agreement are secured by all Gerald Stevens' current and future assets, including a pledge of the stock of each business that is acquired by Gerald Stevens. The credit agreement contains covenants requiring bank approval of certain business acquisitions, and the maintenance of agreed upon financial ratios, as more specifically described in the following paragraphs.

     In the event that Gerald Stevens' consolidated leverage ratio is greater than 2.0 to 1.0, and the cash portion of the cost of a business acquisition exceeds $3.0 million, certain acquisition specific covenants are applicable. These covenants include, among other things, the requirement that at least 35.0% of the cost of an acquisition be paid for in the form of common stock, that the proceeds of loans used to pay the cost of an acquisition cannot exceed three times the acquired company's earnings before interest, taxes, depreciation and amortization, and that the lender be provided certain financial information and give consent to the acquisition.

     The amended and restated credit agreement also requires Gerald Stevens to maintain financial ratios which limit total debt and capital expenditures. Consolidated debt cannot exceed earnings before interest, taxes, depreciation and amortization by a ratio of 2.75 to 1.00 (3.00 to 1.00 on or prior to August 31, 1999) or exceed consolidated stockholders' equity. In addition, the ratio of EBIT plus lease payments, to the sum of interest expense, current maturities of debt, cash income taxes and lease payments must not be less than 1.10 to 1.00 prior to December 31, 2000 and 1.25 to 1.00 thereafter. Capital expenditures in any fiscal year cannot exceed $22.0 million for the fiscal year ending 1999, $42.0 million for the fiscal year ending 2000, $50.0 million for the fiscal year ending 2001 and $52.0 million for the fiscal year ending 2002.

     Gerald Stevens is currently in discussions with a number of financial institutions regarding their participation in a proposed syndication of its bank credit facility. Gerald Stevens anticipates that, assuming there are no material adverse changes or material disruption of conditions in the financial, banking or capital markets, the borrowing limits under its credit facility can be increased from $40.0 million to approximately $50.0 to $75.0 million. However, there can be no assurances that the company will be successful in increasing the maximum borrowing amount under the credit facility.

     In July 1999, Gerald Stevens completed a public equity offering in which 5,000,000 shares of its common stock were sold at $12.00 per share. Proceeds received from the offering, net of underwriting discounts and estimated expenses, were approximately $55.4 million.

     Gerald Stevens intends to implement its business strategy largely by the acquisition of retail florist and other florist related businesses throughout the country. Following acquisition, Gerald Stevens expects to incur significant expenditures to remodel and retrofit some of its acquired stores to be consistent with the Gerald Stevens store format. Additionally,

Gerald Stevens plans to fill out regional markets by constructing a number of new hub or satellite stores. To facilitate its high rate of planned growth and to effectively integrate business activities and processes, Gerald Stevens expects to incur substantial computer and communication costs in the future. Over the next two to three years, we expect to spend approximately $10.0 million for remodeling and retrofitting acquired stores, $50.0 million for construction of new stores and $15.0 million on information systems.

     Gerald Stevens also expects to incur significant expenditures over the next several years, in connection with the development and marketing of its newly formed Internet-based order generation business unit and the establishment of the Gerald Stevens brand name. In this regard, Gerald Stevens plans to incur approximately $20.0 million of advertising costs during the remainder of fiscal 1999 and fiscal 2000. The Internet-based floral order generation industry is highly competitive and there can be no assurance that Gerald Stevens' new Internet-based business unit will be successful in achieving sufficient market share to enable it to operate on a profitable basis.

     Gerald Stevens intends to finance the costs of its business acquisitions and capital expenditures with a combination of debt and equity capital, including the net proceeds received from the aforementioned sale of 5,000,000 shares of common stock in its recently completed public offering, as well as cash generated from internal operations. Specifically, it expects to finance the cost of future business acquisitions by paying cash and issuing shares of common stock to the sellers of these businesses in reasonably equal values. In addition to increasing its line of credit, Gerald Stevens also may offer to sell, in either private placements or public offerings, shares of its common stock as circumstances and market conditions dictate.

     Gerald Stevens believes that the net proceeds received from its recently completed public equity offering in addition to its existing credit facilities, will provide adequate capital to meet its ongoing cash requirements over the next 12 months. Gerald Stevens also believes that it will be successful in raising additional debt and equity capital in the future. However, Gerald Stevens cannot provide assurance that temporary or long-term adverse changes in global capital markets will not interrupt or curtail its growth plans.

MPI AGREEMENT

     Effective May 1, 1998, the Company entered into an agreement with Marketing Projects, Inc. that (1) modified the rights and obligations of both parties under the marketing servicing agreement and (2) provided for the acquisition of MPI's proprietary marketing systems by the Company. Also on May 1, 1998, the Company entered into a non-compete and non-disclosure agreement with MPI and the principal employees of MPI. Total consideration of $3.7 million was paid to MPI at the time of closing and the Company is further obligated to pay up to $125 thousand in cash in each of the following eight fiscal quarters, contingent upon the attainment of certain quarterly revenue targets. Of total consideration paid, $3.5 million has been recorded as a contract modification charge, $150 thousand has been allocated to the purchase of MPI's proprietary marketing systems and $100 thousand has been allocated to the non-compete agreement, with amortization provided over 1 and 2 years, respectively.

     The MPI transaction was initially accounted for as a purchase business combination. However, as the result of subsequent evaluations, Company management determined that the contract modification accounting treatment discussed above better reflected the substance of the transaction. As a result, the accompanying Consolidated Financial Statements for the three and nine month periods ended May 31, 1998 have been restated for this change.

YEAR 2000 ISSUE

     Gerald Stevens is currently executing its plan to resolve Year 2000 issues. The Company has dedicated management and professionals replacing non-compliant hardware, software and telecommunications equipment in all company-owned locations. The company is currently 80% complete in its remediation and hardware/software upgrade efforts. Gerald Stevens has also used independent third parties to review, assess, and comment on its Year 2000 efforts.

     Due to continual acquisitions, the Company's base of potential Year 2000 issues continues to grow. Year 2000 readiness of potential acquisitions is assessed prior to purchase. Only companies that are either compliant, or can be made compliant with minimal cost and effort, are purchased. The relative low level of technology employed in the floral industry minimizes this issue.

     At this time, all acquisitions made by the company prior to July 1, 1999 are expected to be fully compliant by the end of third quarter, 1999. All acquisitions made in the third quarter are expected to be fully compliant prior to January 1, 2000. All acquisitions made in the fourth quarter will have their critical systems compliant by January 1, 2000, with specific contingencies and work-arounds designated for any systems that cannot be made fully compliant. The Company expects these to be minor and not material to its operations or financial condition.

     The Company has received certification from its vendors regarding Year 2000 readiness. Since the company uses several commercially available software packages, it is reliant on those software vendors to supply Year 2000 compliant versions of their software. All new software packages, hardware, and communications equipment implemented or developed during 1999 have been fully certified as Year 2000 compliant. Additionally, Gerald Stevens has developed a contingency plan which includes the replacement of any non-compliant technology with fully compliant technology that is being used today by any of Gerald Stevens' businesses.

     Gerald Stevens has conducted a review of significant third parties that support any critical aspect of its business. Gerald Stevens has received confirmation from its critical third-party trading partners, support organizations, and suppliers that they are, or plan to be, Year 2000 compliant.

     The current estimate for expenditures related to investigating and resolving Year 2000 issues within Gerald Stevens is $1.5 million. Based on its assessment of Gerald Stevens' Year 2000 issues and considering its primary and contingency plans, Gerald Stevens' management does not expect Year 2000 issues to have a material impact on its business, operations, or its financial condition or results of operations.

INFLATION

     Gerald Stevens anticipates that its business will be affected by general economic trends. Because some of Gerald Stevens' inventory is grown in countries other than the United States, economic conditions in those countries could affect the cost of product purchases. During the past year, Gerald Stevens has not experienced noticeable effects of inflation and believes that cost increases due to inflation should be able to be passed on to its customers.

SEASONALITY

     The floral industry has historically been seasonal with higher revenue generated during holidays such as Thanksgiving, Christmas, Valentine's Day, Easter and Mother's Day. Conversely, during the summer months, floral retailers tend to experience a decline in revenue. In addition, the floral industry in general may be affected by economic conditions and other factors, including floral promotions, competition and the climate in key flower-growing regions.

RECENT ACCOUNTING PRONOUNCEMENTS

     Comprehensive Income -- In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. The Statement requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as all changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. The statement was adopted by Gerald Stevens on September 1, 1998. Comprehensive loss is equal to net loss for all periods presented.

     Segments -- In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14. The Statement uses a management approach to report financial and descriptive information about a company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for Gerald Stevens' management. The Statement is effective for financial statements for fiscal years beginning after December 15, 1997 and, accordingly, applies to Gerald Stevens' fiscal year ended August 31, 1999. Gerald Stevens anticipates expanding its current segment disclosures upon adoption.

     Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, requires an entity to expense all software development costs incurred in the preliminary project stage, training costs and data conversion costs for fiscal years beginning after December 15, 1998. Gerald Stevens believes that this statement will not have a material effect on its accounting for computer software development or acquisition.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     On April 23, 1999, Gerald Stevens, Inc. held a special meeting of stockholders. At the special meeting, stockholders voted on:

          (a) The issuance of common stock to Gerald Stevens Retail stockholders in the merger and the associated change of control of Gerald Stevens.

          (b) An amendment to the certificate of incorporation changing the name of the corporation from "Florafax International, Inc." to "Gerald Stevens, Inc." and increasing the number of authorized shares of common stock from 70,000,000 to 250,000,000.

          (c) The election of five directors to serve from the date the merger is completed until the next annual meeting.

     The following sets forth the results of voting at the special meeting:

                                                             Votes*
                                    -----------------------------------------------------
Matter                                  For                 Against           Abstentions
------                              ---------               -------           -----------
Issuance of Stock                   4,776,142                 192                  1

Amendment to
 Certificate
 of Incorporation                   4,776,146                 188                  1
Election of Directors:

         Steven R. Berrard          4,776,146                   2
         Thomas C. Byrne            4,776,146                   2
         Gerald R. Geddis           4,776,146                   2
         Kenneth R. Royer           4,776,146                   2
         Andrew W. Williams         4,776,146                   2

-----------------
*  There were no broker non-votes on any matter.

Item 6. Exhibits and Reports on Form 8-K.
------- ---------------------------------

        (a)  Exhibits. The following are being filed as exhibits to this Report:
             ---------

              -- Restated Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K, dated May 17, 1999)

              -- Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the registrant's Registration Statement on Form S-3 filed June 4, 1999)

              -- Amended and Restated Credit Agreement dated as of June 4, 1999 by and among Gerald Stevens Retail, Inc., Gerald Stevens, Inc., NationsBank, N.A. and other lender parties (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the registrant's Registration Statement on Form S-3 filed
                    June 29, 1999)

              -- Employment Agreement with Gerald R. Geddis (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the registrant's Registration Statement on Form S-3 filed June 29, 1999)

              -- Employment Agreement with Albert J. Detz. (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the registrant's Registration Statement on Form S-3 filed June 29, 1999)

              -- Employment Agreement with Adam D. Phillips (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the registrant's Registration Statement on Form S-3 filed June 29, 1999)

              -- Employment Agreement with Steven J. Nevill (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the registrant's Registration Statement on Form S-3 filed June 29, 1999)

              --    Financial Data Schedule

        (b) Reports on Form 8-K.
            --------------------
            The following Reports on Form 8-K were filed during the quarter ended May 31, 1999 and to date in the quarter ending August 31, 1999:

Date of Filing                          Disclosure(s)
--------------                          -------------

May 3, 1999       Announcement of change in corporate name and change in ticker symbol.

May 17, 1999      Announcement of the closing of the merger transaction with
                  Gerald Stevens Retail; announcement of a change in certifying accountant; announcement of filing of amendment to certificate of incorporation; announcement of entering into agreement and plan of merger with Calyx & Corolla, Inc.

June 4, 1999      Amendment to Item 7 of May 17, 1999 Form 8-K filing.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GERALD STEVENS, INC.
                                          --------------------
                                          (Registrant)





Date: July 14, 1999                       By /s/ Albert J. Detz
                                             ---------------------------------
                                             Albert J. Detz
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting Officer)

                              Gerald Stevens, Inc.

                          Quarterly Report on Form 10-Q
                       for the quarter ended May 31, 1999


                                  EXHIBIT INDEX


Exhibit No.                         Description
-----------                         -----------

 3.1       Restated Certificate of Incorporation of the registrant
           (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K, dated May 17, 1999)

 3.2 Bylaws of the registrant (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the registrant's Registration Statement on
           Form S-3 filed June 4, 1999)

 4.1 Amended and Restated Credit Agreement dated as of June 4, 1999 by and among Gerald Stevens Retail, Inc., Gerald Stevens, Inc., NationsBank, N.A. and other lender parties (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the registrant's Registration Statement on Form S-3 filed June 29, 1999)

10.1 Employment Agreement with Gerald R. Geddis (incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the registrant's Registration Statement on Form S-3 filed June 29, 1999)

10.2 Employment Agreement with Albert J. Detz. (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the registrant's Registration Statement on Form S-3 filed June 29, 1999)

10.3 Employment Agreement with Adam D. Phillips (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to the registrant's Registration Statement on Form S-3 filed June 29, 1999)

10.4 Employment Agreement with Steven J. Nevill (incorporated by reference to Exhibit 10.4 to Amendment No. 3 to the registrant's Registration Statement on Form S-3 filed June 29, 1999)

27         Financial Data Schedule