Form 10-K405
period 1999-08-31
GERALD STEVENS INC/
filed 1999-11-24
CIK 37525

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended August 31, 1999    Commission file number 000-05531

                              GERALD STEVENS, INC.

  Incorporated under the Laws of the         I.R.S. Employer Identification No.
          State of Delaware                            41-0719035

      301 EAST LAS OLAS BOULEVARD, SUITE 300, FT. LAUDERDALE, FLORIDA 33301
                                  954/713-5000


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     Common Stock, par value $.01 per share
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                                                 ---

     THE AGGREGATE MARKET VALUE OF GERALD STEVENS, INC. VOTING STOCK HELD BY NONAFFILIATES WAS APPROXIMATELY $362 MILLION ON NOVEMBER 15, 1999.

     ON NOVEMBER 15, 1999, 44,734,010 SHARES OF GERALD STEVENS, INC. COMMON STOCK, PAR VALUE $.01 PER SHARE, WERE OUTSTANDING.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III.

===============================================================================




                                TABLE OF CONTENTS

                                                                                      PAGE
PART I                                                                                ----

Item 1     Business .................................................................    1
Item 2     Properties ...............................................................   20
Item 3     Legal Proceedings ........................................................   20
Item 4     Submission of Matters to a Vote of Security Holders ......................   20

     EXECUTIVE OFFICERS .............................................................   21

PART II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters ....   22
Item 6     Selected Financial Data ..................................................   23
Item 7     Management's Discussion and Analysis of Financial Condition and Results of
                              Operations                                                23
Item 7A    Quantitative and Qualitative Disclosures About Market Risk ...............   34
Item 8     Financial Statements and Supplementary Data ..............................   35
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial
                               Disclosure ..........................................    61

PART III

Item 10    Directors and Executive Officers of the Registrant .......................   61
Item 11    Executive Compensation ...................................................   61
Item 12    Security Ownership of Certain Beneficial Owners and Management ..........    61
Item 13    Certain Relationships and Related Transactions ...........................   61

PART IV

Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........   61

SIGNATURES ...........................................................................  63

                                     PART I

ITEM 1.           BUSINESS.
                  --------

GENERAL

     We are an integrated retailer and marketer of flowers, plants, and complementary gifts and decorative accessories. We operate the largest company-owned network of floral specialty retail stores in the United States, with 231 retail locations in 28 markets as of August 31, 1999. We are building a national brand and transforming the retail floral industry by integrating our operations throughout the floral supply chain, from product sourcing to delivery, and by managing every interaction with the customer, from order generation to order fulfillment. We ultimately intend to provide all of our retail customers with a unique and enhanced shopping experience under the Gerald Stevens brand.

     Our national sales and marketing division permits us, through multiple distribution channels, including the Internet, dial-up numbers and direct mail, to serve customers who do not visit or phone our retail stores. This division includes National Flora, the largest yellow page advertiser of floral products, Calyx & Corolla, the largest direct marketer of flowers, The Flower Club, a leading corporate affinity marketer, and four primary websites. We currently promote these websites on leading Internet properties, including Yahoo! and Lycos. To ensure superior customer service and efficient order processing, we operate four national call centers. To distribute orders in markets where we do not have our own stores, we use several flowers-by-wire services and operate Florafax, the fourth largest U.S. floral wire service, with approximately 5,000 member florists covering all 50 states.

     To provide the freshest and highest quality products to our retail customers, we operate our own sourcing operation. Our leading floral importer and wholesaler, AGA Flowers, has long-term supply agreements and other relationships to purchase cut flowers with many of the finest growers in the United States, Central America and South America. These supply arrangements help us to eliminate several steps in the floral distribution chain, ensuring a reliable source of high-quality products at favorable prices. By reducing the time needed to transport flowers from farms to our retail stores, we extend the vase life of our flowers, leading to greater customer satisfaction.

     We believe our execution of this integrated operating model will make the Gerald Stevens brand synonymous with superior service, quality and value and build the most recognized and respected floral and gift brand in the United States. Once established, we believe the Gerald Stevens brand will drive increased consumption of all of our products, particularly flowers.

     On April 30, 1999, we completed a business combination with Gerald Stevens Retail, Inc. and changed our business name from Florafax International, Inc. to Gerald Stevens, Inc. Our principal executive offices are now located at 301 E. Las Olas Boulevard, Fort Lauderdale, Florida 33301, and our telephone number is
(954) 713-5000.

     From September 1, 1999 through November 12, 1999, we acquired a total of 17 floral businesses with stores in 49 retail locations. As of November 12, 1999, we were in negotiations to acquire additional floral businesses with 19 retail locations. The negotiations are in various stages, and any or all of the acquisitions may not be completed due to failure to reach definitive agreements, failure to complete satisfactory due diligence reviews or other reasons.

     No material part of our revenues were derived outside of the United States in the 1999, 1998 and 1997 fiscal years, and during these years, we had no material assets outside the United States. For additional information concerning our operations by business segment for the 1999, 1998 and 1997 fiscal years, see
Note 13 to the Notes to Consolidated Financial Statements included in Item 8.


INDUSTRY OVERVIEW

O THE FLORAL INDUSTRY.

     Supply Chain. The majority of cut flowers sold at retail in the United States are grown outside of the United States, principally in Colombia, Mexico, Ecuador and the Netherlands. Flowers grown outside of the United States are shipped from the farms to importers in the United States. The majority of European products arrive in New York while most Central American and South American products arrive in Miami. After clearing customs and inspections, floral importers divide the flowers into smaller lot sizes and repack the flowers for shipment to wholesalers or bouquet companies. Wholesalers then market the flowers to retail florists, supermarkets, other mass market outlets, and bouquet companies. Flowers sold to bouquet companies are usually arranged and packaged for the consumer market and the bouquets are then sold in bulk by the bouquet companies to supermarkets and mass-market retailers. In aggregate, the supply chain typically delivers a flower to the retailer approximately 10 to 12 days after the flower is first cut. Moreover, the extensive handling of the product and the temperature fluctuations to which it is subjected adversely affect the life of the flower.

     Order Generation. Order generators market and advertise in various media to generate floral orders via dial-up numbers, the Internet or direct mail. As order generators typically lack fulfillment capabilities, they forward these orders through a wire service to a retail florist for delivery. Order generators typically receive a fee equal to 20% of the order for their services. Some order generators also impose a service charge on the customer for handling the order. Large order generators typically receive rebates from wire services for sending orders through their services.

     Wire Services. Wire services establish networks of retail florists and facilitate the transmission and financial settlement of floral orders among the network members. Wire services publish a membership directory that enables florists to select which florist will deliver an arrangement outside the sending florist's own delivery area. Alternatively, florists can allow the wire service to choose which florist will deliver an arrangement. Some wire services also supply various hardgoods, including vases and other materials, that florists may use in the ordinary course of business.

     Wire services typically collect a fee of approximately 7% of the value of an order exchanged via the wire service; however, the fee collected from larger florists and order generators is often offset by a rebate. Wire services also typically charge a monthly membership fee to member florists. Since wire services generally do not own their member florists, they have little control over the quality of the product and service of the delivering florist.

     Retail. Retailers sell flowers, plants and, in certain cases, complementary gifts and decorative accessories to customers. Retailers include floral shops, supermarkets, garden centers, discount warehouses and lawn and garden centers. Floral shops also receive orders for out-of-town delivery that they forward, typically through wire services, to other floral shops for fulfillment and local delivery.

     Direct from Farm. The direct-from-farm business consists of certain order generators, primarily catalogs and websites, that use third-party overnight shippers like FedEx to distribute products directly from importers or growers to consumers. This business, while growing, accounts for less than 1% of overall floral purchases. The majority of direct-from-farm flowers are pre-made "bunches" of flowers requiring the recipient to arrange them into a bouquet.

O THE FLORAL INDUSTRY'S SIZE AND OPPORTUNITY.

     Size. The domestic retail floral industry is a large and growing industry with attractive business economics. According to industry sources:

         o Retail floral industry revenue was approximately $15 billion in 1998.

         o When added to the complementary gifts and accessories market, the combined industry exceeds $60 billion.

         o Sales by florists grew by 5.5% in 1998.

         o Gross margins for retailers average approximately 60%.

     Opportunity to Create a National Network. We believe that the domestic retail floral industry presents opportunities for innovation, differentiation and the creation of a national brand due to the following industry characteristics:

         o Highly fragmented, with the top ten floral chains accounting for less than 5% of total retail sales.

         o Absence of a national retail brand.

         o Unique customer purchasing characteristics, with 40% of product orders placed outside of a retail location, approximately 90% of which are local calls made to local florists.

         o Inefficient and decentralized supply chain, with transactions among growers, importers, wholesalers and retailers creating substantial incremental costs but providing little additional value to the end user.

         o Lack of integrated order generation and fulfillment companies.

         o Under-marketed, with marketing expenditures typically less than 3% of sales.

         o Large, under-marketed customer lists.

     Opportunity to Grow the Market. We believe the retail floral industry also presents opportunities to expand floral consumption as a result of the following factors:

         o The United States is not among the top ten countries in the world in per capita consumption of flowers; per capita spending in the United States is significantly less than that of most western European countries, according to the Floral Council of Holland.

         o Favorable customer demographics and lifestyle trends should generate additional industry growth.

         o Customers value an extended vase life for flowers, which can be achieved by streamlining the supply chain.

         o Retail florists have focused on the gift-giving customer, largely ignoring the opportunity to increase self-consumption.

         o The Internet allows for visual merchandising and targeted marketing of flowers.

BUSINESS STRATEGY

     Our goal is to become the premier specialty floral and gift retailer and marketer in the United States. We intend to accomplish this by selling a broad selection of floral and floral-related products, providing superior customer service and building strong customer loyalty. Because of our management team's extensive experience in developing nationally branded specialty retailers, we believe we have the skills and experience necessary to establish Gerald Stevens as the preeminent brand in the floral industry. Key elements of our strategy include:

O BUILD A NATIONAL NETWORK OF RETAIL STORES.

     Rapidly Expand Our Retail Store Base. We plan to expand our retail operations in order to increase our market share in existing markets and to open and/or acquire stores in new markets where the opportunity exists to become the leading floral retailer. Through August 31, 1999, we have acquired many of the top floral retailers in the United States, with a total of 231 retail locations in 28 markets. We believe these initial acquisitions have provided us with a significant competitive advantage in developing a national brand. Over the next five years, our strategy is to develop a retail network in the country's largest 100 markets and operate over 1,000 stores.

     Enhance the Efficiency of Our Local Order Fulfillment and Distribution Network. Our retailing network is based on a "hub-and-satellite" system, which we believe is the most efficient operating structure for the retail floral industry based upon the success of the leading floral retail chains, several of which we have acquired. A hub facility serves as a distribution center and warehouse for surrounding satellite stores within a market. We currently operate hub facilities in twelve markets. We plan to have at least one hub in each of the major markets in which we will operate, either through acquisition or construction. We believe that a hub facility will eliminate cost redundancies and delivery inefficiencies resulting from the typically decentralized floral supply chain. Satellite stores are stand-alone or store-in-store retail outlets in supermarkets and grocery stores. Ideally, our satellite stores will be located in high-traffic, high-visibility areas to service walk-in business and promote brand awareness. We plan to connect our satellite stores with their supporting hub facilities through internal information systems, allowing us to provide customers with efficient service and a wider product variety.

     Create an Innovative In-Store Experience. We have developed a concept store that is designed to maximize revenue within the hub-and-satellite network by catering to the walk-in customer. This store will create a unique and enhanced shopping experience through an expanded product mix, innovative merchandising and store design, a knowledgeable staff of professional florists and exceptional customer service. Over the next two years, our plan is to introduce elements of this concept store to a number of our acquired stores in order to develop the Gerald Stevens brand and bring consistency to our national retail network. The remodeling of our acquired stores will likely coincide with the renaming of these stores as Gerald Stevens stores.

O BUILD OUR ORDER-GENERATION BUSINESSES.

     Capitalize on Our Traditional Order-Generation Businesses. We have acquired several order-generation businesses to permit us to serve customers who do not visit or phone our retail stores. In addition, we are compiling a national customer database that will allow us to target our advertising and promotions. Through the use of more sophisticated database marketing techniques, our strategy is to use our order-generation capabilities to increase non-holiday and advance sales to customers in all channels. Our call centers and sales organization provide us with a platform to continue to add national corporate accounts. Where possible, we expect to distribute orders generated by these businesses through our retail store network, assuring our customers of high-quality products and superior customer service. Most order generators lack fulfillment capabilities and transmit their orders through wire services to independent local florists for production and delivery. We believe our retail stores will provide us with a significant competitive advantage over order generators who lack fulfillment capabilities, particularly at holidays and other peak times.

     Develop and Promote E-Commerce Operations. Similar to traditional order-generation businesses, we believe that online flower order generation must be coupled with an owned or affiliated local delivery network. This approach provides the greatest ability to manage all aspects of an order, from order taking to delivery confirmation, and ensures product quality and customer service consistency. Our e-commerce strategy is to position Gerald Stevens as a premier online floral and related gift marketer through a multi-branded strategy targeted at specific audiences. To promote our websites, we have marketing contracts with major online portals, including Yahoo! and Lycos. We plan to continue to make investments in the promotion of our websites. We also intend to continually upgrade our website offerings in order to provide existing and new customers with broad product offerings and convenient ordering processes.

O BUILD OUR CONSUMER-DIRECT BUSINESS.

     Our Calyx & Corolla subsidiary is the leading direct marketer of floral products and the largest direct-from-grower floral operation in the United States. This business arranges for the overnight delivery of products directly from third-party growers and our own import operation. This business enables us to offer our customers "farm fresh" flowers and unique floral products, fruit and gourmet food gift baskets and other gift items that we may not stock at our retail stores. This business also permits us to promote recurring gifts such as flower-of-the-month and plant-of-the-month offerings where same-day delivery is not required. We market these products to our customers primarily through the use of catalogs and the Internet.

O CREATE SUPPLY CHAIN EFFICIENCIES.

     We believe the current floral supply chain is inefficient in that it adds little incremental value and creates substantial incremental costs. We believe that a retailer with direct-from-farm relationships can reduce inefficiencies in delivery time and cost by minimizing the use of flower wholesalers. As a result, we expect to cut the time it takes to deliver flowers from growers to our stores by up to seven days, while at the same time reducing the cost of the product to us. We believe that improved quality and longer vase life of flowers will lead to greater customer satisfaction and loyalty.

O DEVELOP OUR INFORMATION SYSTEMS.

     Our plan is to develop information systems that will give us a competitive advantage. To this end, we are integrating our information systems to support real-time order and inventory processing throughout all of our business units. This capability will allow us to enhance the customer's overall experience across our retail network and throughout our order-generation businesses. By combining enhanced information systems with sophisticated merchandising, database and supply chain management techniques, we believe these information systems will improve our profitability.

OPERATIONS

O RETAIL NETWORK.

     Our retail stores are among the leading retail floral operations in their markets, with a total of 231 retail locations in 28 markets across the United States on August 31, 1999.

     We intend to continue to expand our retail network through the acquisition of additional floral businesses in our current markets and in new markets. From September 1, 1999 through November 12, 1999, we acquired a total of 17 floral businesses with stores in 49 retail locations. On November 12, 1999, we were in negotiations to acquire additional floral businesses, with stores in 19 retail locations. The negotiations are in various stages, and any or all of the acquisitions may not be completed due to failure to reach definitive agreements, failure to complete satisfactory due diligence reviews or other reasons.

     In most cases, our initial market entry will be through the acquisition of key existing retailers followed by the acquisition of smaller retailers. Our acquisition of key existing retailers will focus on the most respected and established retailers in a market. We intend to retain the management of well-run retailers to benefit from their market knowledge, name recognition and local reputation, and to promote greater levels of customer retention and loyalty. Smaller stores we acquire may be in non-strategic locations, and therefore ultimately may be moved to a better location or integrated into a hub facility. We will keep the telephone numbers of acquired companies to maximize customer retention. We believe that by acquiring existing stores, we acquire loyal customers in a cost-efficient manner. Given the results of our recent acquisitions, we expect to retain a substantial amount of the acquired stores' customers even when the former locations are relocated to one of our other facilities.

     Hub Facilities. Hub facilities in a typical market are up to 40,000 square foot facilities that provide centralized call-in order taking, floral arranging and delivery. A typical major market will have one or two hub facilities. Hub facilities eliminate cost redundancies inherent in the typical decentralized floral market, such as duplicative labor functions, inventory spoilage and delivery inefficiencies, and allow us to control product quality and consistency. Hub facilities also produce standard floral arrangements for our retail stores. Depending on the location within its market, a hub facility may also serve as a retail location.

     Satellite Stores. Our retail stores are either stand-alone or store-in-store outlets located in high-traffic, high-visibility areas to service walk-in business. We believe that introducing attractive, well-merchandised retail stores in high-traffic areas will help promote growth in the walk-in segment of the floral and gift industry and promote awareness of the Gerald Stevens brand. Because we can vary our store size and format while maintaining a consistent Gerald Stevens look and feel, our retail stores will be located in a variety of settings, including downtown and suburban retail centers, office buildings, supermarkets and university campuses. These retail locations will be connected to supporting hub facilities through internal information systems, allowing us to provide the customer with efficient service and increased product variety. Each store will vary its product mix depending upon the size of the store, its location and customer preferences. We expect that our satellite stores will differentiate themselves from our competitors by offering an enhanced customer experience within the floral shop through improved marketing, merchandising and service.

     Our store-in-store locations provide the supermarkets, grocery stores and department stores in which they are located a one-stop solution for quality floral products and services. These locations benefit from the high traffic and brand appeal of the store in which they are located. Where possible, each of these store-in-store locations will be operated by a Gerald Stevens employee to ensure quality and consistency of product and service, as well as to promote our brand.

     Customer Experience. Our Gerald Stevens concept retail store will create a unique and enhanced shopping experience for our customers. Our stores will feature specially designed fixtures, be divided into easy-to-shop categories and feature professionals demonstrating the art of flower arranging. The store design is intended to give customers a warm, inviting place to browse and learn about our products.

     In our stores, customers will find fresh-cut flowers and bouquets displayed creatively and in abundance, with informational tags and signage to guide the customer through the store. The traffic pattern of the Gerald Stevens store will draw customers through the store in a logical progression, exposing the customer to the breadth of available floral products and gift items. In addition to flowers and plants, our stores will carry a number of complementary gifts and decorative accessories, including greeting cards, stationery and other paper products, gourmet confections, gift baskets, decorative accessories, collectibles and seasonal/holiday decorations. We believe that expanding the product mix of our stores to include these products is a natural extension of our floral product offerings since these products, like flowers, are commonly used as gifts to communicate personal expressions to others and for self-consumption to create a warm and friendly home environment. We believe that offering gifts and decorative accessories will not only enable us to meet the needs of our existing customers who currently purchase these products at competing specialty retailers, but will also allow us to attract new customers who do not normally purchase flowers or plants.

     In addition to providing our customers with a unique and enhanced in-store experience and a broader array of merchandise, we are committed to providing superior customer service. We intend to provide same-day delivery on a national scale from all distribution points, and expanded hours through our call centers, which offer customers the opportunity to place orders 24 hours a day, 7 days a week.

O ORDER GENERATION.

     As a complement to our retail network, we operate several order-generation businesses, including National Flora and The Flower Club. These businesses focus on generating floral orders through channels that include mailing inserts, yellow page advertisements and corporate affinity programs.

     Through National Flora, we are the largest yellow page advertiser of floral products. We generate orders through a variety of additional advertising efforts, including Internet websites, affinity partnerships, corporate programs and direct mail marketing. We forward these orders primarily to National Flora's preferred network of stores and to our stores.

     Through The Flower Club, we have relationships with major corporate partners. We engage in joint marketing campaigns with these corporate partners throughout the year in an effort to provide member florists with orders during slower periods of the year. Orders generated by The Flower Club are transmitted by our Florafax wire service business to member florists. Our corporate partners include many nationally recognized companies, including airlines, credit card issuers, retailers and other businesses. We market directly to the customers of these companies by inserting marketing materials into their customers' periodic statements.

     Our order-generation businesses are currently supported by four call centers with a total of approximately 350 call stations in three time zones. Our call centers are located in Vero Beach, Florida; Tulsa, Oklahoma; San Francisco, California; and Medford, Oregon. These call centers service our order-generation businesses 24 hours a day, 7 days a week, and provide after-hours phone answering for our retail stores enabling our local customers to place an order through a Gerald Stevens representative at any time.

O E-COMMERCE.

     We intend to become a premier floral and gift marketer on the Internet. We believe the Internet will enhance our ability to develop customer relationships and to introduce new products more quickly and with less financial risk than otherwise possible.

     Currently, we operate a number of websites. We acquired many of these websites in connection with our purchases of local florists. We also developed a number of websites internally. Going forward, we anticipate concentrating on the GeraldStevens.com and calyxandcorolla.com websites, which we will continuously enhance and promote.

     We intend for each of these websites to appeal to a different customer segment and offer users targeted content and products. The content will be designed to educate and inform customers, as well as to encourage additional consumption. Product selection will be targeted by customer segment and will encompass all distribution channels that we currently offer.

     We are committed to marketing and promoting these operations in our stores, through traditional advertising mediums and via relationships with strategic or high-traffic websites. We have entered into agreements with a number of companies, including Yahoo! and Lycos. We also intend to pursue a number of online direct-marketing strategies including the development of an affiliate network and the implementation of outbound e-mail marketing programs.

     In addition, through FlowerLink, we provide an opportunity for florists to participate in the growth of the Internet by developing and hosting customized websites for them. In exchange for providing free order processing and customer service, we collect a transaction fee for each order placed through one of these websites. Approximately 900 florists are members of FlowerLink.

O DIRECT MARKETING

     On July 30, 1999, we acquired Calyx & Corolla, Inc., the largest direct marketer of flowers with over $20.0 million in annual sales. The Calyx & Corolla acquisition strengthens our position as the largest floral and gift retailer in the country and enhances our reputation with the well-known and highly trusted Calyx & Corolla brand. Additionally, this acquisition will serve as a platform for our direct-marketing efforts and expands our customer database by over 1.5 million floral customers.

     In 1988, Calyx & Corolla pioneered the limited inventory/direct-from-source model that is being so vigorously pursued by Internet retailers today. Over the past 11 years, Calyx & Corolla has developed partnerships with more than 30 high-quality flower and plant growers who package and ship flowers and vases to customers via overnight delivery upon receipt of an order. This "just-in-time" product procurement process allows Calyx & Corolla to eliminate its inventory risk while at the same time giving its customers fresh, just-cut flowers. It also allows Calyx & Corolla's customers to customize their floral orders.

     We plan to capture same-day delivery sales that Calyx & Corolla currently foregoes through our network of retail stores. Additionally, we plan to leverage Calyx & Corolla's expertise and infrastructure to provide unique and hard-to-find direct-from-grower offerings to customers of our retail stores, our Internet sites and our call centers and to make in-store gift catalogs available to our customers.

     Given the strength of the Calyx & Corolla brand, we intend to expand the marketing of the calyxandcorolla.com website, which has experienced significant revenue gains over last year.

O FLOWERS-BY-WIRE.

     We operate Florafax, a flowers-by-wire business that enables member florists to send and deliver floral orders throughout the United States. We act as an intermediary among florists, and we send their orders primarily by telephone or fax.

     Our order-allocation system has the ability to distribute orders ratably to our member florists. Based on our experience in the flowers-by-wire business and observation of other wire services, we believe that most other wire services typically do not select florists to receive orders in an equitable manner, but simply require the florist that originates the order to select the shop that will fill that order. On our system, once an order is taken, the system analyzes the area to ascertain which member florists deliver to that location. The system then determines which florist should receive that order based on distribution criteria and then sends the order via facsimile or telephone. We believe that our order-allocation system is presently the only system in the industry that distributes orders in an equitable manner to member florists.

     We list our member florists and their advertisements in the Florafax Directory, which is published and distributed several times a year. We produce the Florafax Directory, brochures and sales and promotional materials for use by us and our member florists.

O CHARGE AND CREDIT CARD SERVICES.

     We offer an electronic credit card and charge card processing system. This system allows merchants to accept credit cards and charge cards by automatically providing authorization codes for each transaction and capturing all the transaction data electronically. This system allows florists and non-floral merchants to receive frequent, automatic deposits directly to their bank accounts. We sell and lease system terminals and optional printers at competitive rates.

SUPPLIERS

     AGA Flowers, our leading Miami-based importer, primarily imports cut flowers, principally from Colombia and Ecuador. We purchase cut flowers, plants and greens grown in the United States, principally from California. Although we do not generally enter into long-term contracts with our suppliers, through AGA Flowers we actively manage relationships with more than 40 growers in South America and Central America which allow us to obtain high-quality flowers in large quantities and when needed. In addition, we enter into standing order arrangements with other importers and wholesalers that provide us fixed-quantity purchases on a fixed-price basis throughout the year, with higher quantities at those prices during peak demand periods to ensure an adequate supply of flowers. We believe that we have good relationships with our suppliers and that the larger number of current and potential suppliers should continue to make perishable floral products available to us as needed.

     AGA Flowers also supplies fresh-cut flowers and bouquets to wholesalers, distributors and large retailers, including supermarkets. Over 60% of the floral products imported by AGA Flowers are sold to these third parties. We expect this percentage to decrease as we acquire more florist shops, AGA fulfills more of our shops' floral product needs, and AGA's sales to third parties remain relatively constant.

INFORMATION SYSTEMS

     In the 1999 fiscal year we spent approximately $5.5 million, and over the next two to three years we intend to invest approximately an additional $15.0 million, to develop our information systems. We believe these investments will enhance our competitive advantage over other flower retailers and marketers. Our systems will include leading retail applications designed to support large-chain specialty retailers. Our systems will also allow us to use historical customer data to further enhance the execution, service, and identification of new markets and marketing opportunities.

COMPETITION

     We face competition throughout the retail floral industry. Our retail stores compete with traditional floral shops, supermarkets, garden centers, vendors and other retailers based upon price, credit terms, breadth of product offering, product quality, customer service and location. We also compete with gift and other specialty retailers with our non-floral products. Both our traditional and our Internet order-generation businesses face significant competition from others providing similar services. In particular, dial-up numbers and websites in the retail floral industry have become significantly more competitive in recent years. We compete by buying large yellow pages advertisements with priority placement, by marketing our numbers and websites in various media, and by offering call center service 24 hours a day, 7 days a week. Our floral wire service business is one of five national wire services in the country, and the three larger wire services have substantial market share. To the extent we are unable to compete successfully against our existing and future competitors, our business, operating results and financial condition may be materially adversely affected. While we believe that we compete effectively within each segment in the retail floral industry, additional competitors with greater resources may enter the industry and compete effectively against us.

SERVICE MARKS, TRADEMARKS AND TRADE NAMES

     We have registered or are in the process of registering a variety of service marks, trademarks and trade names for use in our business, including:

         o Gerald Stevens SM
         o National Flora TM
         o The Flower Club TM
         o Calyx & Corolla TM

     We regard our intellectual property as being an important factor in the marketing of our company and our brand. We are not aware of any facts that would negatively impact our continuing use of any of our service marks, trademarks or trade names.

EMPLOYEES

     On August 31, 1999, we employed approximately 2,150 full-time and 1,625 part-time employees. We also employ approximately 970 additional employees during peak seasons. Of our non-seasonal employees, approximately 75 are corporate personnel. None of our employees are represented by unions. We consider our employee relations to be good.

REGULATION

     We are subject to laws and regulations that are applicable to various Internet activities. There are many legislative and regulatory proposals under consideration by federal, state, local and foreign governments and agencies, including matters relating to online content, Internet privacy, Internet taxation, access charges, liability for information retrieved from or transmitted over the Internet, domain names, database protection, unsolicited commercial e-mail messages and jurisdiction. New regulations may increase our costs of compliance and doing business, decrease the growth in Internet use, decrease the demand for our services or otherwise have a material adverse effect on our business.

     We are also subject to federal, state and local environmental, health and safety laws and regulations. Under environmental laws, we may be responsible for investigating and remediating environmental conditions relating to conditions at the numerous real properties at which we operate. These obligations could arise whether we own or lease the property. We are not aware of any pending federal environmental legislation that we expect to have a material adverse impact on our company.

     Our import operations are generally subject to United States federal regulations governing international trade and the importation of products into the United States. Imports into the United States are subject to various tariffs and customs duties imposed by the federal government. Such tariffs and duties are subject to change. In addition, when a particular foreign country limits the amount of a particular product that may be exported from the United States to such country, the United States government from time to time may retaliate by imposing a new or additional tariff on other products that the country exports into the United States. These retaliatory tariffs could be material. In addition, the United States from time to time imposes anti-dumping duties on imports into the United States. Dumping is the practice whereby importers sell products in the United States at prices below the products' home market value. Anti-dumping duties generally are paid by the importer.

RISK FACTORS

Our business, financial condition, results of operations and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below.

     Our Potential Inability to Implement Our Growth Strategy. Our business strategy will focus on growing our revenue and operations internally by opening new retail locations and expanding sales through other order-generation businesses, including our websites on the Internet, as well as by making acquisitions of floral and gift businesses. The success of our growth strategy will depend on a number of factors including our ability to:

         o assess the value, strengths and weaknesses of acquisition candidates;

         o evaluate the costs and projected returns of expanding our operations;

         o expand our customer base;

         o market our products and services effectively over the Internet and in traditional media;

         o lease desirable store locations on suitable terms and complete construction on a timely basis;

         o promptly and successfully integrate acquired businesses and new retail locations with existing operations; and

         o obtain financing to support this growth.

     We may not be able to identify suitable acquisition candidates or locations for new stores. If we are not able to identify suitable acquisition candidates or if acquisitions of suitable candidates are prohibitively expensive, we may be forced to alter our growth strategy. Our growth strategy may affect short-term cash flow and net income as we increase our indebtedness and incur additional expenses. As a result, our operating results may fluctuate and our growth strategy may not result in improving our profitability. If we fail to implement our growth strategy successfully, the market price of our common stock may decline. In addition, we may not be able to retain a sufficient portion of the customers of the retail stores that we acquire.

     We may expand our operations not only within our current lines of business, but also into other related and complementary businesses. Our entry into any new lines of business may not be successful, as we may lack the understanding and experience to operate profitably in new lines of business.

     Demands on Our Resources Due to Growth. Our anticipated growth could place significant demands on our management and our operational, financial and marketing resources. These demands are due to our plans to:

         o acquire and integrate numerous floral and gift retailers;

         o open new locations;

         o increase the number of our employees;

         o expand the scope of our operating and financial systems;

         o broaden the geographic area of our operations;

         o increase the complexity of our operations;

         o increase the level of responsibility of management personnel; and

         o continue to train and manage our employee base.

     Our management and resources, now and in the future, may not be adequate to meet the demands resulting from our expected growth.

     Continued Net Losses Could Hinder Our Growth Strategy. We have experienced losses during our most recent fiscal year. Our net loss for fiscal 1999 was $12.3 million, which includes merger expense of $4.1 million and a non-cash compensation expense of $1.4 million related to non-plan stock options during the fiscal year. We acquired most of our retail operations in an April 1999 merger with Gerald Stevens Retail, which was established in May 1998 and commenced operations in October 1998 upon completion of its acquisition of ten floral businesses. For the period from its inception to September 30, 1998, Gerald Stevens Retail was a development stage company with no revenue and generated a net loss of $2.1 million. If we incur net losses in future periods, we may not be able to implement our growth strategy in accordance with our present plans and our stock price may decline.

     Our Financial Results May Not Be Indicative of Future Results. The financial statements included in this report cover periods when Gerald Stevens and some of our acquired businesses were not under common control or management. These financial statements may not be indicative of our future financial condition, operating results, growth trends or prospects.

     You must evaluate our prospects in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of a new growth strategy. Our strategy of building a nationally branded floral and gift retailer and marketer may not lead to growth, profitability or increased market prices for our common stock.

     We Need to Improve Our Information Systems. We need to make improvements to and integrate our information systems. Although we spent approximately $5.5 million in the 1999 fiscal year, and over the next two to three years we intend to invest approximately an additional $15.0 million for our information systems, this budget may not be sufficient. We also need to hire more accounting and information systems personnel. We may experience delays, disruptions and unanticipated expenses in implementing, integrating and operating our information systems. Failure to fully integrate and enhance our information systems or hire additional personnel could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

     We May Have Difficulties Integrating Acquired Businesses with Our Company. Until we complete and install our information systems, we will use and depend upon the information and operating systems of our acquired entities. We may not be able to efficiently combine our operations with those of the businesses we have acquired without encountering difficulties. These difficulties could result from having different and potentially incompatible operating practices, computers or other information systems. By consolidating personnel with different business backgrounds and corporate cultures into one company, we may experience additional difficulties. As a result, we may not achieve anticipated cost savings and operating efficiencies and we may have difficulties managing, operating and integrating our businesses.

     We May Incur Unexpected Liabilities When We Acquire Businesses. During the acquisition process, we may not discover some of the liabilities of businesses we acquire. These liabilities may result from a prior owner's non-compliance with applicable federal, state or local laws. For example, we may be liable after an acquisition of a business for the prior owner's failure to pay taxes or comply with environmental regulations. Environmental liabilities could arise regardless of whether we own or lease our properties. While we will try to minimize our potential exposure by conducting investigations during the acquisition process, we will not be able to identify all existing or potential liabilities. We also generally will require each seller of an acquired business to indemnify us against undisclosed liabilities. In most cases, this indemnification obligation will be supported by deferring payment of a portion of the purchase price or other appropriate security. However, this indemnification may not be adequate to fully offset any undisclosed liabilities associated with the business acquired.

     Goodwill Resulting from Acquisitions May Adversely Affect Our Results. Goodwill and related amortization are expected to increase principally as a result of future retail floral business acquisitions, and the amortization of goodwill and other intangible assets could adversely affect our financial condition and results of operations. We have considered various factors, including projected future cash flows, in determining the purchase prices of our acquired retail floral businesses, and we do not believe that any material portion of the goodwill related to any of these acquisitions will dissipate over a period shorter than 40 years. However, our earnings in future years could be significantly adversely affected if management later determines either that the remaining balance of goodwill is impaired or that a shorter amortization period is applicable.

     We Will Depend on Additional Capital for Our Growth. Our ability to remain competitive, sustain our expected growth and expand our operations largely depends on our access to capital. We anticipate making numerous acquisitions of floral businesses, which will require ongoing capital expenditures. We also expect to make expenditures to continue integrating the acquired floral businesses with our existing businesses. To date, we have financed capital expenditures and acquisitions primarily through private equity and our revolving bank credit facility. We have a $40 million revolving credit facility under which we have outstanding borrowings of approximately $24.2 million on November 15, 1999. We are in discussions with a number of financial institutions in an effort to increase the revolving credit facility to between $50 and $75 million. We may not be successful in obtaining an increased credit facility. In addition, to execute our growth strategy and meet our capital needs, we plan to issue additional equity securities as part of the purchase price of future acquisitions, which may have a dilutive effect on the interests of our stockholders. However, additional capital may not be available on terms acceptable to us. Our failure to obtain sufficient additional capital could curtail or alter our growth strategy or delay capital expenditures.

     Debt Covenants May Restrict Our Growth. Restrictive covenants contained in our credit facility may limit our ability to finance future acquisitions, new locations and other expansion of our operations. Credit facilities obtained in the future likely will contain similar restrictive covenants. These covenants may also require us to achieve specific financial ratios.

     With regard to acquisitions, our credit facility requires that, in the event that our consolidated leverage ratio is greater than 2.0 to 1.0, and the cash portion of the cost of a business acquisition exceeds $3.0 million, certain acquisition-specific covenants are applicable. These covenants include the requirement that at least 35% of the cost of an acquisition be paid in the form of common stock, that the proceeds of loans used to pay the cost of an acquisition cannot exceed three times the acquired company's earnings before interest, taxes, depreciation and amortization, and that the lender be provided certain financial information and give consent to the acquisition.

     Our credit facility also requires us to maintain financial ratios that limit total debt and capital expenditures. Consolidated debt in the future cannot exceed earnings before interest, taxes, depreciation and amortization by a ratio of 2.75 to 1.00 or exceed consolidated stockholders' equity. In addition, the ratio of EBIT plus lease payments to the sum of interest expense, current maturities of debt, cash income taxes and lease payments must not be less than 1.10 to 1.00 prior to December 31, 2000 and 1.25 to 1.00 thereafter. Capital expenditures cannot exceed $42 million for the 2000 fiscal year, $50 million for the 2001 fiscal year and $52 million for the 2002 fiscal year.

     Any of these covenants could become more restrictive over time. Our ability to respond to changing business and economic conditions and to secure additional financing for operating and capital needs may be significantly restricted by these covenants. Furthermore, we may be prevented from engaging in transactions including acquisitions that are important to our growth strategy. Any breach of these covenants could cause a default under our debt obligations and result in our debt becoming immediately due and payable. We are not certain whether we would have, or would be able to obtain, sufficient funds to make these accelerated payments.

     Our Quarterly Operating Results Will Fluctuate Due to Seasonality. Unit sales of floral products have historically been seasonal, concentrated primarily in the second and third fiscal quarters as a result of holidays such as Valentine's Day, Easter and Mother's Day. In contrast to the second and third fiscal quarters, the first and fourth fiscal quarters have relatively few flower-giving holidays. Negative fluctuations have been particularly pronounced and net losses have been incurred in these quarters. In the past, we have experienced, and we expect to continue to experience, quarterly variations in revenue and cash flows. Other factors that could cause quarterly variations include additional selling, general and administrative expenses to acquire and support new business and the timing and magnitude of capital expenditures. We intend to plan our operating expenditures based on revenue forecasts. Any revenue shortfall below these forecasts in any quarter would likely decrease our operating results for that quarter.

     Customers May Reduce Discretionary Purchases of Flowers and Gifts. We believe that the floral and gift industry is influenced by general economic conditions and particularly by the level of personal discretionary spending by customers. As a result, the floral and gift industry could experience periods of decline and recession during economic downturns. The industry may experience sustained periods of decline in sales in the future. Any material decline in personal discretionary spending could have a negative effect on our business, financial condition, results of operations or prospects.

     Competition May Adversely Impact Our Performance. The floral and gift industry is highly competitive. Competition exists in each segment of the industry. We expect competition from:

     o flower growers, importers, wholesalers and bouquet companies, including Dole Food Company, Inc. and USA Floral Products, Inc.;

     o floral wire services, including FTD, Teleflora and AFS;

     o retailers including traditional floral and gift shops, supermarkets, mass merchandisers and garden centers; and

     o traditional and online order generators of floral and gift products, including 1-800-FLOWERS.

     In many of our markets, our competitors are larger and have greater financial resources than we do. The Gerald Stevens brand is new, and may not be marketed effectively by us. We may not be able to compete successfully against our existing competitors and any future competitors.

     We May Incur Anti-dumping Liability. The majority of flowers sold in the United States are grown in other countries. Flower-importing companies are subject to anti-dumping duties. Generally, if the United States Department of Commerce determines that a foreign grower sold flowers to an importer in the United States for a price less than the home market price or constructed value of the flowers, then the Commerce Department may impose an anti-dumping duty upon the importer. The precise amount of duty is calculated after a review of sales over a twelve-month period and a comparison of the prices of the United States sales with the prices of home market sales or constructed value. If we are required to pay a duty as a result of a Commerce Department anti-dumping review, it may have a material adverse effect on our business, financial condition, results of operations or prospects.

     Political and Economic Events in Foreign Countries May Limit Supply of Flowers. Flowers are imported principally from countries in South America and Central America. The political and economic climate in several of these countries from time to time has been volatile. In some of these countries, this volatility has adversely affected many aspects of the economy, including flower production. At times, this volatility has also impacted trade relations with the United States. As a result, future political and economic events in these flower-growing countries may reduce the production or export of flowers. Any adverse changes in the production or export of flowers from flower-producing countries could have a material impact on our business, financial condition, results of operations or prospects.

     Potential Adverse Effects of Bad Weather in Flower-Growing Regions. The supply of perishable floral products depends significantly on weather conditions where the products are grown. Severe weather, including unexpected cold weather, may have an adverse effect on the available supply of flowers, especially at times of peak demand. For example, in order for a sufficient supply of roses to be available for sale on Valentine's Day, rose-growing regions must not suffer a freeze or other harsh conditions in the weeks leading up to the holiday. Any shortages or disruptions in the supply of fresh flowers, or any inability on our part to procure our flower supply from alternate sources at acceptable prices in a timely manner, could lead to the inability to fulfill orders during periods of high demand, and the loss of customers.

     We May Have Difficulties Transporting Flowers. The perishable nature of flowers requires the floral industry to have a transportation network that can move products quickly from the farm to the retailer. Flowers grown in South America and Central America are typically transported via charter flights to the United States, principally to Miami. After flowers arrive in Miami or other ports of entry, they are distributed throughout the United States primarily via refrigerated trucks. There may be disruptions in service at Miami International Airport, fuel shortages, work stoppages in the air charter or trucking industries or other problems encountered in transporting flowers.

     Problems with Order-Transmission Networks and the Compatibility of Our Systems. A large percentage of floral industry revenue is dependent upon the ability of the party taking an order from a customer to transmit the order to a delivering florist outside the immediate geographic market. Over the past several years, this process has increasingly relied on electronic communications and computers to create networks that serve as the transmission medium for orders. We believe that a substantial number of floral industry participants use one or more of these networks, particularly FTD's Mercury network. In the event that one or more of these networks were to become disabled, or our systems were unable to communicate with the network or any other transmission medium, or one or more of our businesses were not permitted to use such network or medium, we may not be able to use our normal computer-based methods for communicating orders. In this event, we would either need to route orders via alternative wire services, requiring reconfiguration of the existing wire interfaces and programming logic, or be required to make individual telephone calls or send faxes to florists. Conducting business primarily through telephone and fax orders would cause us to operate in a slower and more costly manner. Any of these situations could have a negative impact on our business, financial condition, results of operations or prospects.

     Relationships with Floral Wire Service Businesses May Deteriorate. The retail floral industry has traditionally relied upon floral wire services, including FTD, Teleflora, AFS and our Florafax wire service business, to act as intermediaries to effectively manage, among other things, financial settlement among florists and serve as a clearinghouse for orders. To our knowledge, these intermediaries do not currently operate retail stores but do engage in other marketing and floral order-generation activities. One or more of these wire services may seek to prohibit our order-generation business or our retail operations from settling orders through their wire services, or using their technology to transmit orders. These actions may have a short-term material adverse impact on our business, financial condition, results of operations or prospects.

     Wire service intermediaries also provide financial rebates or incentives to those florists, order generators and other parties that transmit and/or financially settle a large number of orders through their system. These rebates and incentives provide a significant portion of our operating profit. Any change in the industry's rebate or incentive structure may have a short-term material impact on our business, financial condition, results of operations or prospects.

     Relationships with Member Florists of Our Wire Service Business May Deteriorate. Some of the member florists of our floral wire service business may not want to continue as members if they perceive that we are in competition with them through our retail stores. This risk may be heightened when we acquire or open retail operations in markets where our member florists are located. Loss of member florists could have a negative impact on our business, financial condition, results of operations or prospects.

     Uncertainty of Internet Use and its Impact on Our Business. We believe that the Internet and electronic commerce will play an increasingly important role in floral and gift-related merchandising and order taking over the coming years. As such, we intend to devote significant financial resources to our Internet operations. However, the use of the Internet and e-commerce by customers to purchase flowers and gifts may not increase as rapidly as we expect, and other purchasing mediums may replace the Internet. Additionally, there are few barriers to entry on the Internet. Our competitors may be better funded or have other proprietary technologies or approaches to e-commerce that may make it difficult for us to compete on the Internet. In any of these instances, our business, financial condition, results of operations or prospects may be materially adversely impacted.

     In addition, if the use of the Internet for direct-from-grower sales does rapidly increase and such sales replace locally delivered floral arrangements, then the revenue we plan to generate by owning and operating numerous retail stores may be materially adversely affected. Also, as e-commerce becomes more prevalent and the use of Internet phone directories increases, the value we receive from advertisements in traditional phone books may decrease.

     We May Face Increased Government Regulation of the Internet. There are an increasing number of federal, state, local and foreign laws and regulations pertaining to the Internet. In addition, a number of federal, state, local and foreign legislative and regulatory proposals are under consideration. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, online content, user privacy and quality of services. Changes in tax laws relating to electronic commerce could adversely affect our business. The applicability to the Internet of existing laws covering issues such as intellectual property, libel, personal privacy and other areas is uncertain and developing. New legislation or regulations could decrease growth in the use of the Internet, impose additional burdens on e-commerce or alter how we do business. This could decrease demand for our online product offerings, increase our cost of doing business, increase the costs of products sold on the Internet or otherwise have an adverse effect on our business, financial condition, results of operations and prospects.

     Year 2000 Issue May Adversely Affect Our Computer Systems and Operations. Businesses we acquire may not have taken appropriate steps to address their Year 2000 issues. Critical issues these companies must address include Year 2000 readiness of their telephone switches, voicemail systems, store server hardware and operating systems, and the business software installed on their store systems. Any acquired businesses that have not adequately addressed these issues pose immediate operational and financial risks. We may incur significant costs to replace or upgrade equipment and software to ensure Year 2000 compliance. These costs could have a negative impact on our business, financial condition, results of operations or prospects.

     Additionally, we may experience significant Year 2000-related operating problems. These problems may include our inability to:

         o input floral orders into the system;

         o communicate electronically with our retail stores;

         o communicate with vendors;

         o conduct accounting and banking functions; and

         o manage the business effectively due to lack of information.

         We may be materially adversely affected by any of these problems.

     Our Directors and Executive Officers Have Limited Industry Experience. Other than Ruth Owades, Kenneth Royer and Andrew Williams, none of our directors and executive officers have significant experience in the floral and gift industry. Our directors and executive officers may not ultimately be successful in the floral and gift industry. In addition, we believe that our success will depend to a significant extent upon the efforts and abilities of the management of companies that we acquire.

     We Depend Heavily on Our Senior Management. We believe that our success will depend to a significant extent upon the efforts and abilities of our Chairman, Steven Berrard, our President and Chief Executive Officer, Gerald Geddis, our other executive officers and the senior management of the companies that we acquire. While we have entered into employment agreements with our executive officers and the senior management of some companies we have acquired, these individuals may not remain with us throughout the term of the agreements or thereafter. Our employment agreements with Mr. Geddis, Albert Detz and Adam Phillips terminate on December 31, 2000, our employment agreement with Steven Nevill terminates on February 2, 2001, and our employment agreement with Eleanor Callison terminates on September 27, 2001. We do not have "key person" life insurance policies covering any of our employees. We will likely also depend on the senior management of any significant business that we acquire in the future. If we lose the services of one or more of these key employees before we are able to attract qualified replacement personnel, our business could be adversely affected.

     Our Significant Stockholders Are Able to Influence Corporate Action. As a result of its stock ownership and board representation, New River Capital Partners will be in a position to influence our corporate actions such as mergers or takeover attempts in a manner that could conflict with the interests of our other stockholders. New River Capital Partners owns 7,977,104 shares, or 17.8%, of our common stock. In addition, two of the nine members of our board of directors, including the Chairman, are representatives of New River Capital Partners. In addition, our executive officers own 4,326,880 shares of our common stock, or approximately 9.7%. Although there are no agreements or understandings between New River Capital Partners and our executive officers as to voting, if such parties voted in concert they would exert significant influence over us.

     Our Stock Price May Be Volatile. The market price for our common stock has been volatile and may be affected by a number of factors, including the announcement of acquisitions or other developments by us or our competitors, quarterly variations in our or other industry participants' results of operations, changes in earnings estimates or recommendations by securities analysts, developments in the floral and gift industry, sales of a substantial number of shares of our common stock in the public market, general market conditions, general economic conditions and other factors. Some of these factors may be beyond our control or may be unrelated to our results of operations or financial condition. Such factors may lead to further volatility in the market price of our common stock.

     Possible Depressing Effect of Shares Eligible for Future Sale. We have issued a substantial number of shares of our common stock pursuant to our acquisition program, and we expect to issue additional shares of common stock as part of the purchase price for future acquisitions. The shares of common stock issued pursuant to our acquisition program will be registered with the SEC periodically, making them immediately available for resale. We have issued to our employees, officers and directors options to purchase shares of our common stock. The shares issuable upon exercise of the options have been registered with the SEC. Any actual sales or any perception that sales of a substantial number of shares may occur could adversely affect the market price of our common stock and could impair our ability to raise capital through an offering of equity securities.

     Possible Dilution in Value of Common Stock and Voting Power. If we issue additional shares of common stock, including shares that may be issued pursuant to option grants, earn-out arrangements and future acquisitions, purchasers of common stock may experience dilution in the net tangible book values per share of the common stock. In addition, because our stockholders do not have any preemptive right to purchase additional shares in the future, their voting power will be diluted by any issuance of shares.


ITEM 2.   PROPERTIES.
          ----------

     Our corporate headquarters are located in leased premises at 301 East Las Olas Blvd., Suite 300, Ft. Lauderdale, FL 33301. On August 31, 1999, we owned two hub locations and four satellite locations, leased or licensed space inside 37 supermarkets and department stores, and leased our other hub facilities and satellite stores. None of these individual locations are material to us. We consider each of these stores to be in good operating condition and suitable for their current use.

         The following table lists our other principal non-retail properties, of which the Vero Beach property is owned and the others are leased:


         LOCATION                                                 USE
         --------                                                 ---
 2055 Cardinal Avenue, Medford, Oregon 97504              Call Center for National Flora
 8075 20th Street, Vero Beach, Florida 32961              Call  Center  and   Headquarters for Florafax
 6925 East 14th Street, Tulsa, Oklahoma 74112             Call Center for Florafax
 185 Berry Street, San Francisco, California  94107       Call  Center  and   Headquarters for Calyx & Corolla
 1800 Eller Dr., Ft. Lauderdale, FL  33316                Corporate Administrative Facility
 8416 N.W. 17th Street, Miami, Florida 33126              Import Facility


     We expect to make significant capital expenditures to provide consistent features and signage for our retail stores. We expect to make significant capital expenditures to develop hub locations. We believe that all of our facilities are sufficient for our current needs.

ITEM 3    LEGAL PROCEEDINGS.
          -----------------

     We are party to pending legal proceedings arising in the ordinary course of business. While we cannot predict the results of these proceedings with certainty, we do not believe that any of these matters are material to our financial condition or results of operations.

     On February 8, 1999, we were named as a defendant in a civil lawsuit entitled Harvey Seslowsky v. Gerald Stevens, Inc., Eric Lambert, Steven Berrard, Thomas Byrne, Thomas Aucamp, Gerald Geddis, and Michael van der Kieft, in the Circuit Court for Broward County, Florida. The plaintiff alleges that the defendants used his idea and business plan when they formed Gerald Stevens. The lawsuit seeks unspecified monetary damages. We believe the claims against us are without merit, and we are vigorously defending against the claims.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

     This Item is inapplicable, as no matters were submitted to a vote of our security holders during the quarter ended August 31, 1999.

                               EXECUTIVE OFFICERS

     Our executive officers are as follows:

           NAME                  AGE               POSITION
           ----                  ---               --------

    Gerald R. Geddis              49       Chief Executive Officer, President
                                              and Director
    Eleanor Marcus Callison       45       Senior Vice President and Chief
                                              Marketing Officer
    Albert J. Detz                51       Senior Vice President and Chief
                                              Financial Officer
    Steven J. Nevill              34       Senior Vice President and Chief
                                              Information Officer
    Adam D. Phillips              36       Senior Vice President, Chief
                                              Administrative Officer, General
                                                Counsel and Secretary

     GERALD R. GEDDIS, a member of our board of directors since April 30, 1999, has served as our Chief Executive Officer and President since April 30, 1999. He co-founded Gerald Stevens Retail with Mr. Berrard in May 1998 and served as its Chief Executive Officer and President until its merger with us on April 30, 1999. From 1988 to 1996, Mr. Geddis served in various executive positions at Blockbuster Entertainment Group, a division of Viacom Inc. He served Blockbuster as President from 1995 to 1996, and as Chief Operating Officer in 1996. During his tenure at Blockbuster, Mr. Geddis was involved in all facets of the company's operations, including worldwide store operations, merchandising, marketing and training. For the 17 years prior to 1988, Mr. Geddis served in various positions with Tandy Corporation.

     ELEANOR MARCUS CALLISON has served as our Senior Vice President and Chief Marketing Officer since September 27, 1999. From September 1997 until joining Gerald Stevens, she was Vice President - Advertising for Hallmark Cards, Inc., where she was responsible for the planning, development, and execution of all Hallmark consumer communications, brand advertising, database marketing and consumer affairs. In the 16 years before she joined Hallmark, Ms. Callison held various positions, most recently senior vice president, at Leo Burnett Advertising USA, where she had responsibility for numerous large retail accounts, including McDonald's, Disney and Kraft Foods.

     ALBERT J. DETZ has served as our Senior Vice President and Chief Financial Officer since April 30, 1999. Prior to joining Gerald Stevens Retail in July 1998 as its Senior Vice President and Chief Financial Officer, Mr. Detz worked at Blockbuster from 1991 to 1997, having most recently served as Senior Vice President and Chief Financial Officer from October 1994 to June 1997. Prior to Blockbuster, Mr. Detz served in various finance-related positions, including Vice President, Corporate Controller, for 11 years within the Computer Systems Division of Gould Electronics, Inc., and at Encore Computer Corporation. Prior to these experiences, Mr. Detz worked in the audit department of Coopers & Lybrand. Additionally, Mr. Detz is Vice President, Chief Financial Officer of Data Core Software Corporation, a development stage business for which his services are primarily of a consulting nature.

     STEVEN J. NEVILL has served as our Senior Vice President and Chief Information Officer since April 30, 1999. From 1996 until joining Gerald Stevens Retail as Senior Vice President in February 1999, Mr. Nevill was a principal at Kurt Salmon Associates where he was responsible for a wide variety of projects, including information systems strategy, systems development, logistics assessment and re-engineering. From 1991 to 1995, Mr. Nevill was Director of Strategic Services for the American Retail Group where he was involved in the creation of strategic plans, development and implementation of new systems and technology platforms for all functions, and a variety of special systems initiatives.

     ADAM D. PHILLIPS, a member of our board of directors since October 18, 1999, has served as our Senior Vice President, Chief Administrative Officer, General Counsel and Secretary since April 30, 1999. From January 1998 until joining Gerald Stevens Retail as Senior Vice President in July 1998, Mr. Phillips was a shareholder of the law firm of Akerman, Senterfitt & Eidson, P.A. in Fort Lauderdale, Florida. From 1993 through 1997, Mr. Phillips served in various capacities at Blockbuster, having most recently served as Executive Vice President, Chief Administrative Officer and General Counsel in 1996 and 1997. While at Blockbuster, Mr. Phillips was responsible for the company's legal, human resources and communications departments. Prior to joining Blockbuster, Mr. Phillips was associated with the law firm of Kirkland & Ellis in Chicago, Illinois.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          ---------------------------------------------------------------------

     Our common stock began trading on the Nasdaq National Market under the symbol "GIFT" on May 3, 1999. Prior to that date, our common stock traded on the Nasdaq SmallCap Market under the symbol "FIIF" beginning on May 30, 1997. Prior to that date, our common stock traded in the "Over the Counter" or "Pink Sheet" market. The number of registered stockholders of our common stock on November 15, 1999 was 1,482 based on information furnished by our transfer agent.

     The table below sets forth by quarter, for the fiscal years ended August 31, 1998 and 1999, the high and low intra-day sale prices for our common stock as reported by Nasdaq.

                                                SALE PRICES
                                        -----------------------------
                                           HIGH             LOW
1998:
First quarter                           $   6 1/8        $ 3 1/4
Second quarter                              6 3/8          5 1/16
Third quarter                               6 1/4          5
Fourth quarter                              6              4 5/16
1999:
First quarter                          $    7 1/4         $ 4
Second quarter                             21 7/8           6 7/16
Third quarter                              18 3/4          10 3/8
Fourth quarter                             16               9 1/8


     On November 15, 1999, the closing price of our common stock on the Nasdaq National Market was $12.25 per share. We urge you to obtain current market quotations for shares of our common stock.

     We have never paid dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. We intend to retain future earnings to fund the development and growth of our business. Any payment of dividends in the future will be at the discretion of our board of directors and will be dependent upon our earnings, financial condition, capital requirements and other factors deemed relevant by our board of directors. Our credit facility also restricts our ability to pay dividends.

SALES OF UNREGISTERED SECURITIES DURING THE 1999 FISCAL FOURTH QUARTER

     During our 1999 fiscal fourth quarter, we issued 860,276 shares of our common stock in connection with our acquisition of all of the assets or stock of companies acquired during such quarter, or in connection with a merger transaction between one of our subsidiaries and an acquired company. We made all such issuances in reliance upon Section 4(2) of the Securities Act of 1933, as amended. During such quarter, we also issued 934,455 shares of our common stock to the former shareholders of Calyx & Corolla, Inc. in connection with a merger transaction with such company. We issued such shares in reliance on Section 3(a)(10) of the Securities Act of 1933, as amended.


ITEM 6.   SELECTED FINANCIAL DATA.
          -----------------------

Years ended August 31,                                     1999             1998            1997             1996            1995
                                                           ----             ----            ----             ----            ----
                                                                               (In thousands except per share data)

------------------------------------------------------------------------------------------------------------------------------------
For the Year
------------------------------------------------------------------------------------------------------------------------------------
Net revenue                                             $ 110,596        $  16,221        $  13,911       $  11,955       $   9,560
Operating income (loss)                                    (9,420)          (3,076)           1,918           1,562             952
Net income (loss)                                         (12,307)          (2,268)           3,433           2,262             707
Earnings (loss) per share:
  Basic                                                 $   (0.35)       $   (0.26)       $    0.43       $    0.38       $    0.12
  Diluted                                               $   (0.35)       $   (0.26)       $    0.39       $    0.35       $    0.12
Weighted-average common and common
  equivalent shares outstanding:
  Basic                                                    35,145            8,581            8,076           5,988           5,701
  Diluted                                                  35,145            8,581            8,715           6,375           5,872

------------------------------------------------------------------------------------------------------------------------------------
At Year-end
------------------------------------------------------------------------------------------------------------------------------------

Working capital (deficiency)                            $  (6,508)       $   7,548        $   1,116       $     488       $  (1,398)
Intangible assets                                         129,897            3,791            2,090           2,256           2,366
Total assets                                              173,023           21,335           10,594           8,822           6,468
Long-term debt                                              4,340            2,018               80             334           3,034
Total liabilities                                          37,050            8,585            5,341           5,585           8,224
Stockholders' equity (deficit)                            135,973           12,750            5,253           3,237          (1,756)



ITEM 7.                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                        ------------------------------------
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    ------------------------------------------------

GENERAL

     Gerald Stevens, Inc. ("Gerald Stevens," or the "Company"), formerly known as Florafax International, Inc., is a leading integrated retailer and marketer of flowers, plants, and complementary gifts and decorative accessories. The Company operates the largest company-owned network of floral specialty retail stores in the United States, with 231 locations in 28 markets as of August 31, 1999. We are building a national brand and transforming the retail floral industry by integrating our operations throughout the floral supply chain, from product sourcing to delivery, and by managing every interaction with the customer, from order generation to order fulfillment. The Company owns and operates its own import operation and has relationships with leading growers around the world. Our national sales and marketing division permits us, through multiple distribution channels including the Internet, dial-up numbers and direct mail, to serve customers who do not visit or phone our retail stores.

     On April 30, 1999, Gerald Stevens and Gerald Stevens Retail, Inc. ("Gerald Stevens Retail"), formerly known as Gerald Stevens, Inc., completed a merger accounted for as a pooling of interests. This Management's Discussion and Analysis of Financial Condition and Results of Operations gives retroactive effect to the merger, and should be read in conjunction with our accompanying Consolidated Financial Statements. In the merger, we issued 1.35 shares of our common stock for each share of Gerald Stevens Retail common stock outstanding at the effective time of the merger. In total, we issued approximately 28.1 million shares of our common stock to the stockholders of Gerald Stevens Retail, resulting in the former Gerald Stevens Retail stockholders owning approximately 77.5% of the shares of our common stock immediately following the merger.

ACQUISITIONS

     From October 1, 1998 through August 31, 1999 we acquired 69 retail florist businesses with 231 stores located in 28 markets throughout the United States for total aggregate consideration of $98.7 million, consisting of $66.8 million in cash and 7,060,934 shares of our common stock valued at share prices ranging from $3.52 per share to $15.30 per share. Previously, in July 1998, the Company had purchased letter of intent rights totaling $1.5 million related to 8 of these retail florist businesses. These costs were subsequently allocated as an additional component of the cost of acquiring these businesses. Additionally, in October 1998, we acquired AGA Flowers, Inc., a floral import business located in Miami, Florida for total consideration of $2.9 million, consisting of $1.5 million in cash and 417,078 shares of our common stock valued at $3.52 per share.

     In March 1999, we acquired National Flora, Inc., a floral order generation business, for total consideration of $19.7 million, consisting of $10.0 million in cash and 1,552,500 shares of our common stock valued at $6.30 per share.

     In July 1999, we acquired Calyx & Corolla, Inc., a catalog and Internet-based floral order generation business for total consideration of $11.6 million, consisting of approximately $.1 million in cash, 934,455 shares of our common stock valued at $10.80 per share, and our assumption of stock option and warrant obligations which converted into rights to acquire 152,081 shares of our common stock at exercise prices ranging from $.36 per share to $9.44 per share.

     All of the acquisitions discussed in the preceding paragraphs were accounted for as business combinations under the purchase method of accounting and are included in our consolidated financial statements from the date of acquisition.

     During the third and fourth quarters of fiscal 1999, we also acquired certain intangible assets related to floral businesses that discontinued their operations. The acquired intangible assets related principally to customer lists, telephone numbers and yellow page advertising contractual rights. Total aggregate consideration paid for all such intangible asset acquisitions was $4.5 million, consisting of $2.8 million in cash and 159,823 shares of our common stock.

     The net book value of goodwill and other specifically identifiable intangible assets at August 31, 1999 totaled $129.9 million, which represents 75.1% of total assets and 95.5% of total stockholders equity at that date. The amortization of this $129.9 million balance will result in future annual amortization expense of approximately $4.1 million, based principally upon the amortization of goodwill related to the acquisition of retail floral businesses over useful lives of 40 years, the amortization of goodwill related to the acquisition of order generation businesses over useful lives of 20 to 40 years and the amortization of other intangible assets over useful lives of 5 to 10 years. Goodwill, other intangible assets, and related amortization are expected to increase, principally as a result of future retail floral business acquisitions, and the amortization of goodwill and other intangible assets could adversely affect financial condition and results of operations. The Company has considered various factors, including projected future cash flows, in determining the purchase prices of its business and other intangible asset acquisitions and does not believe that any material portion of the assigned intangible asset costs of these acquisitions will dissipate over a period shorter than their respective assigned useful lives. However, earnings in future years could be materially adversely affected if management later determines either that the remaining goodwill or other intangible asset balance is impaired or that a shorter amortization period is applicable.

     Gerald Stevens' strategic plan contemplates the closing or relocation of a number of its acquired retail stores within each of its targeted market areas. These store closures or relocations are expected to occur mainly during the projected two-year market development period following our initial entry into a market. The decision to close or relocate a particular store will be made after completion of that area's market development plan and will be based upon various factors including quality of real estate location, expected growth and demographic trends, and store profit contributions. A store's proximity to the market's hub distribution facility and our ability to transfer call center, floral design and customer delivery functions from that store to the hub facility will significantly impact the decision to close or relocate a particular store.

     We have completed our assessment of which retail stores to close or relocate for all acquisitions consummated prior to December 31, 1998. For acquisitions consummated after December 31, 1998, management is in the process of completing such assessment. We expect to complete our assessment of retail store closures and relocations for all acquisitions consummated through August 31, 1999 by February 2000. Additional purchase liabilities recorded relative to acquisitions consummated prior to December 31, 1998 were approximately $1.6 million for costs associated with the shut down and consolidation of certain acquired retail stores (considering existing contractual lease obligations and management's estimate of future operating lease costs). Once management finalizes its assessment of the remaining retail stores to be closed or relocated, additional purchase liabilities are expected to be recognized. During the year ended August 31, 1999 no exit costs were paid and charged against the established liability.

RESULTS OF OPERATIONS

     Upon consummation of our merger with Gerald Stevens Retail, we redefined the manner in which we evaluate and report the operating results of our newly combined business for internal purposes. In this regard, we have chosen to break down our component businesses into two segments: (1) Retail and (2) Order Generation. The Retail segment consists of all retail and import businesses and operations while the Order Generation segment consists of all non-retail order generation and fulfillment businesses and operations.

     The tables below present the results of operations through operating income
(loss) of Gerald Stevens' Retail and Order Generation segments and Corporate for the years ended August 31, 1999, 1998 and 1997. The Retail segment 1999 results include the post-acquisition operating results of the 69 retail florist businesses and one import business acquired by the Company during the year ended August 31, 1999. The Order Generation segment 1999, 1998 and 1997 results include the operating results of the Company's former wire service, credit and charge card processing and The Flower Club business units. The Order Generation segment 1999 results additionally include the post-acquisition operating results of National Flora and Calyx & Corolla and the operating results of Gerald Stevens' newly formed Internet-based order generation business unit. Prior to the acquisition of our initial retail florist and import businesses on October 1, 1998, we operated only in the Order Generation segment.

                                                                             Year Ended August 31, 1999
                                                          ----------------------------------------------------------------
                                                                              (dollars in thousands)

                                                                               Order
                                                              Retail         Generation        Corporate         Total
                                                              ------         ----------        ---------         -----
Revenue:
   Product sales, net                                      $ 76,047       $     1,412           $      -         $ 77,459
   Service and other revenue                                  7,924            25,213                  -           33,137
                                                           -----------------------------------------------------------------
                                                             83,971            26,625                  -          110,596

Operating Costs and Expenses:
   Cost of product sales                                     31,937               396                  -           32,333
   Operating expenses                                        38,962                 -                  -           38,962
   Selling, general and administrative expenses               7,970            23,650             12,459           44,079
   Merger expenses                                                -                 -              4,642            4,642
                                                           ----------------------------------------------------------------
                                                             78,869            24,046             17,101          120,016

                                                           ----------------------------------------------------------------
   Operating income (loss)                                 $  5,102          $  2,579            (17,101)         (9,420)
                                                            ================================================================



                                                                             Years Ended August 31,
                                            --------------------------------------------------------------------------------
                                                             1998                                      1997
                                                             ----                                      ----
                                                                         (dollars in thousands)
                                               Order                                       Order
                                             Generation    Corporate     Total           Generation     Corporate     Total
                                             ----------    ---------     -----           ----------     ---------     -----
Revenue:
   Service and other revenue             $    16,221      $       -     $ 16,221       $   13,911       $    -     $ 13,911



Operating Costs and Expenses:
   Selling, general and
 administrative expenses                      13,599         2,203        15,802           11,573           420      11,993
   Contract  modification charge
                                               3,495             -         3,495                -             -           -
                                            ---------------------------------------------------------------------------------
                                              17,094         2,203        19,297           11,573           420      11,993

                                            ---------------------------------------------------------------------------------
  Operating income (loss)                $      (873)    $  (2,203)   $   (3,076)      $    2,338      $   (420)    $ 1,918
                                            ==========   =========    ==========       ===========     =========    ========



        Year Ended August 31, 1999 Compared to Year Ended August 31, 1998

     Retail Segment. Product sales within the Retail segment for the year ended August 31, 1999 include sales of floral and gift products at retail businesses of $66.6 million and sales of floral product by Gerald Stevens' import business of $9.4 million. Service and other revenue within the Retail segment is generated at the Company's retail businesses and consists of delivery and other service fees charged to customers and commissions on orders transmitted to and fulfilled by other retail florists.

     Cost of product sales within the Retail segment for the year ended August 31, 1999 include cost of products sold at retail businesses of $24.9 million and cost of products sold at Gerald Stevens' import business of $7.0 million. Gross margins as a percentage of total revenue for the year ended August 31, 1999 averaged 66.6% at retail businesses and 25.5% at Gerald Stevens' import business.

     Retail segment operating expenses for the year ended August 31, 1999 include expenses at retail businesses of $37.5 million and expenses at Gerald Stevens' import business of $1.5 million. Operating expenses are comprised primarily of salaries and benefit expenses, and to a lesser extent include occupancy, vehicle, depreciation and amortization expenses.

     Retail segment selling, general and administrative expenses for the year ended August 31, 1999 include expenses at retail businesses of $7.8 million and expenses at Gerald Stevens' import business of $.2 million. Selling, general and administrative expenses consist primarily of advertising expense, commissions paid on orders transmitted from third parties, and legal and accounting expenses.

     Order Generation Segment. Product sales within the Order Generation segment for the year ended August 31, 1999 reflect $1.4 million of sales made by Calyx & Corolla from date of acquisition. Service and other revenue within the Order Generation segment consists of order generation commissions and processing fees, wire service dues and fees, and credit card processing fees. Total Order Generation segment service and other revenue for the year ended August 31, 1999 increased by $9.0 million, or 55.4% to $25.2 million compared to the same period in the prior year. This significant increase in revenue is due primarily to our acquisition of National Flora, which generated $5.4 million in revenue this year from date of acquisition. Additionally, continued increases in The Flower Club revenue, revenue from the Company's newly formed Internet-based order generation business unit, and other revenue generated at Calyx & Corolla from date of acquisition also contributed to the current year's service and other revenue increase.

     Cost of goods sold within the Order Generation segment for the year ended August 31, 1999 reflect $.4 million of costs incurred at Calyx & Corolla from date of acquisition. Calyx & Corolla gross margins as a percentage of total revenue averaged 76.0% from date of acquisition.

     Total Order Generation segment selling, general and administrative expenses for the year ended August 31, 1999 increased by $10.1 million or 73.9%, to $23.7 million compared to the same period in the prior year. Selling, general and administrative expenses incurred by National Flora and Calyx & Corolla this year from date of acquisition totaled $5.9 million and represent a significant portion of the expense increase in the current year. Additionally, start-up costs incurred in connection with the Company's newly formed Internet-based order generation business unit this year of approximately $2.3 million also caused current year expenses to be higher. To a lesser extent, expense increases related to the expansion of The Flower Club business unit and expenses related to our acquired Flowerlink website also contributed to the higher fiscal 1999 expense levels.

     During the year ended August 31, 1998, the Company recorded an expense of $3.5 million related to the modification of a servicing agreement with MPI. Prior to modifying this servicing agreement, MPI acted as an agent that interfaced with The Flower Club's corporate customers. By modifying the servicing agreement, Gerald Stevens began interfacing with the corporate customers directly, thereby strengthening these relationships. See "MPI Agreement."

     Corporate. Total Corporate selling, general and administrative expenses for the year ended August 31, 1999 increased to $12.5 million from $2.2 million in the same period in the prior year due primarily to expenses incurred at Gerald Stevens' new, larger corporate headquarters in Ft. Lauderdale, Florida and related to the significant expansion of the Company into retail and other related segments of the floral industry. Additionally, non-cash compensation expense of $1.4 million recorded in connection with the vesting of certain non-plan stock options also contributed to the current year expense increase. The non-plan stock options are fully vested and will cause no further compensation expense to be recorded in future periods.

     We plan to significantly expand our business over the next several years, largely through the acquisition of retail florist businesses. We also expect Corporate expenses to increase significantly over this time period, due principally to integration costs planned to be incurred in connection with the development and implementation of centralized operational and financial systems and the establishment of the Gerald Stevens brand name. See "Liquidity and Capital Resources."

     During the year ended August 31, 1999, we incurred a total of $4.6 million in investment banking, accounting and legal costs in connection with our merger with Gerald Stevens Retail. In accordance with the accounting rules governing business combinations accounted for as a pooling of interests, all merger-related costs were recognized as an expense during the period in which they were incurred.

     Interest. Interest expense for the year ended August 31, 1999 was $.8 million compared to interest expense of $82,000 in the same period of the prior year. The increase in interest expense during fiscal 1999 is due to increased borrowings under the Company's revolving credit facilities to finance the expansion of its business activities. Interest income for the year ended August 31, 1999 was $.4 million compared to interest income of $.2 million in the same period of the prior year. The increase in interest income this year is related primarily to earnings from the short-term investment of proceeds received in connection with common stock sold during fiscal 1999.

     Income Taxes. The provision for income taxes for the year ended August 31, 1999 was $2.3 million compared to an income tax benefit of $.7 million in the same period of the prior year. The current period expense is due principally to
(i) the establishment of a deferred tax asset valuation allowance of $1.4 million which, because of the expected future combined operating results of the merged company, is now required, (ii) the amortization of a deferred tax asset related to the utilization of net operating loss carryfowards of $.8 million and
(iii) state income tax provisions of $.1 million. The Company recorded an income tax benefit of $.7 million from the utilization of net operating loss carryforwards during the same period of the prior year.

     Gerald Stevens' future effective tax rate will depend on various factors including the mix between state taxable income or losses, amounts of nondeductible goodwill, and the timing of adjustments to the valuation allowance on our net deferred tax assets.

        Year Ended August 31, 1998 Compared to Year Ended August 31, 1997

     Order Generation Segment. Total revenue for the year ended August 31, 1998 increased by $2.3 million, or 16.6%, to $16.2 million compared to the same period in the prior year. Order generation commissions and processing fees continued to grow during fiscal 1998 and represented approximately $1.5 million of the year-to-year increase. The increase in commissions and processing fees was due primarily to orders generated by The Flower Club. To a lesser extent, growth in wire service dues and fees and credit card processing fees also contributed to the fiscal 1998 revenue increase.

     Total Order Generation segment selling, general and administrative expenses for the year ended August 31, 1998 increased by $2.0 million, or 17.5%, to $13.6 million compared to the same period in the prior year. Increases in selling, advertising and promotion expenses related to the expansion of The Flower Club business accounted for the majority of the fiscal 1998 expense increase.

     Corporate. Total Corporate selling, general and administrative expenses for the year ended August 31, 1998 increased by $1.8 million to $2.2 million compared to the same period in the prior year. This significant increase is due primarily to start-up expenses of approximately $1.6 million incurred during the latter part of fiscal 1998 in connection with Gerald Stevens' expansion into the retail distribution segment of the floral industry. These start-up expenses consist principally of legal, audit, consulting and compensation costs.

     Other Income (Expense). Other income (expense) for the year ended August 31, 1997 totaled $.8 million and consisted of a gain, net of related legal fees, of $1.0 million recognized in connection with the resolution of a 1990 lawsuit, offset by charges of $.2 million related to consulting agreement and contingency reserve write-offs.

     Income Taxes. During the year ended August 31, 1998, the Company recognized an income tax benefit of $.7 million compared to an income tax benefit of $.5 million in the same period of the prior year. The income tax benefits recognized during both the 1998 and 1997 fiscal years were due primarily to the utilization of net operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES.

     We had cash and cash equivalents of $4.6 million and $7.1 million, as of August 31, 1999 and 1998, respectively. Cash and cash equivalents decreased by $2.5 million during the year ended August 31, 1999 and increased by $2.9 million and $.5 million during the years ended August 31, 1998 and 1997, respectively. The major components of these changes are discussed below.

     Cash used in operating activities during the year ended August 31, 1999 was $5.0 million, inclusive of the unfavorable impact of $4.6 million in banking, accounting and legal costs paid in connection with our merger with Gerald Stevens Retail. Cash used in operating activities during the year ended August 31, 1998 was $1.1 million, inclusive of the unfavorable impact of $3.5 million paid to MPI under the terms of a contract modification agreement. Operating activities provided $3.1 million in cash during the year ended August 31, 1997 due principally to improvements in net income related to The Flower Club's business.

         The cash portion of the purchase prices for all acquisitions completed by the Company during the year ended August 31, 1999, net of cash acquired, aggregated $74.9 million, as more fully described in the preceding section entitled "Acquisitions." Capital expenditures during the year ended August 31, 1999 totaled $6.8 million compared to capital expenditures of $1.4 million and $.8 million during the years ended

August 31, 1998 and 1997, respectively. Capital expenditures during fiscal 1999 primarily include computer hardware, software, and communication system expenditures related to the planned expansion of our retail and order generation businesses. Capital expenditures during fiscal 1998 and 1997 relate principally to the purchase of the land and building that were previously leased as the Company's former corporate headquarters, and other facility and equipment expansion costs.

     In July 1999, we completed a public equity offering in which 5,000,000 shares of our common stock were sold. Proceeds received from the offering, net of underwriting discounts and expenses, were approximately $55.2 million. Additionally, during the year ended August 31, 1999, we issued 6,219,537 shares of our common stock in private placement transactions for total consideration of $21.1 million, net of placement fees and expenses. A total of 712,305 shares of common stock were also issued for total consideration of $1.6 million in connection with the exercise of stock options and warrants during fiscal 1999. The Company borrowed a net amount of $4.3 million on its revolving credit facilities during the year ended August 31, 1999.

     In August 1998, in connection with the initial capitalization of Gerald Stevens Retail, a total of 12,863,290 shares of common stock were issued to various founding stockholders for total consideration of $9.3 million, with proceeds totaling $5.1 million received in fiscal 1998 and the $4.2 million stock subscription balance received at the beginning of fiscal 1999. In August 1998, we also paid $1.5 million in cash and issued 641,997 shares of our common stock in connection with the acquisition of International Floral Network, Inc., a business whose acquired assets consisted solely of rights to acquire 33 retail florist businesses under non-binding letters of intent with the owners of those businesses. A total of 196,000 shares of common stock were issued for total consideration of $29,000 in connection with the exercise of stock options and warrants during fiscal 1998.

     In May 1998, the Company borrowed $2.5 million to finance a portion of the MPI contract modification costs. During the fourth quarter of fiscal 1998, $.5 million of the loan was repaid, with the balance of $2.0 million repaid during fiscal 1999. During fiscal 1998 and 1997, the Company also repurchased 519,975 shares of treasury stock at a total cost of $1.6 million.

     In September, 1998, Gerald Stevens Retail entered into a revolving credit agreement with a bank whereby such bank agreed to loan Gerald Stevens Retail up to $20.0 million for a term of 18 months. In February 1999, the credit agreement was amended to increase the line of credit to $40.0 million. In June 1999, Gerald Stevens Retail and its primary lender amended and restated their existing $40.0 million revolving credit agreement and Gerald Stevens, the parent of Gerald Stevens Retail, agreed to guarantee payment of all obligations under the amended and restated agreement and terminated their existing $5.0 million line of credit.

     The amended and restated credit agreement provides for borrowings over a term of 36 months which will bear interest at either the Eurodollar market rate plus a percentage ranging from 125 to 250 basis points, depending on the consolidated leverage ratio for the previous quarter, or at Gerald Stevens' option, at a base rate equal to the sum of the higher of the federal funds rate plus 0.5% or the prime rate plus a percentage ranging from 0 to 100 basis points depending on our consolidated leverage ratio for the previous quarter. The line of credit will be used to finance business acquisitions and capital expenditures and to provide working capital for general corporate purposes. Outstanding borrowings under the credit facility at August 31, 1999 and November 15, 1999 were $4.3 million and $24.2 million, respectively. Gerald Stevens' effective Eurodollar borrowing rate and its base rate as of November 15, 1999 are 7.96% and 9.25%, respectively.

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

     In the event that Gerald Stevens' consolidated leverage ratio is greater than 2.0 to 1.0, and the cash portion of the cost of a business acquisition exceeds $3.0 million, certain acquisition-specific covenants are applicable. These covenants include, among other things, the requirement that at least 35.0% of the cost of an acquisition be paid for in the form of common stock, that the proceeds of loans used to pay the cost of an acquisition cannot exceed three times the acquired company's earnings before interest, taxes, depreciation and amortization, and that the lender be provided certain financial information and give consent to the acquisition.

     The amended and restated credit agreement also requires Gerald Stevens to maintain financial ratios which limit total debt and capital expenditures. Consolidated debt cannot exceed earnings before interest, taxes, depreciation and amortization by a ratio of 2.75 to 1.00 (3.00 to 1.00 on or prior to August 31, 1999) or exceed consolidated stockholders' equity. In addition, the ratio of earnings before interest and taxes plus lease payments, to the sum of interest expense, current maturities of debt, cash income taxes and lease payments must not be less than 1.10 to 1.00 prior to December 31, 2000 and 1.25 to 1.00 thereafter. Capital expenditures cannot exceed $22.0 million for the 1999 fiscal year, $42.0 million for the 2000 fiscal year, $50.0 million for the 2001 fiscal year and $52.0 million for the 2002 fiscal year. At August 31, 1999, the Company was in compliance with all debt covenants.

     We are currently in discussions with a number of financial institutions regarding their participation in a proposed syndication of our bank credit facility. In this regard, we intend to increase the borrowing limits under our credit facility from $40.0 million to approximately $50.0 to $75.0 million. However, there can be no assurance that we will be successful in increasing such borrowing limits.

     We intend to implement our business strategy largely by the acquisition of retail florists and other floral related businesses throughout the country. Following acquisition, we expect to incur significant expenditures to remodel and retrofit some of our acquired stores to be consistent with the Gerald Stevens store format or to close or relocate certain other acquired stores. Additionally, we plan to fill out regional markets by constructing a number of new hub or satellite stores. To facilitate our high rate of planned growth and to effectively integrate business activities and processes, we expect to incur substantial computer and communication costs in the future. Over the next two to three years, we expect to spend approximately $10.0 million for remodeling and retrofitting acquired stores, $50.0 million for construction of new stores and $15.0 million on information systems.

     We also expect to incur significant expenditures over the next several years in connection with the development and marketing of our newly formed Internet-based order generation business unit and the establishment of the Gerald Stevens brand name. The Internet-based floral order generation industry is highly competitive and there can be no assurance that Gerald Stevens' new Internet-based business unit will be successful in achieving sufficient market share to enable it to operate on a profitable basis.

     We intend to finance the costs of our business acquisitions and capital expenditures with a combination of debt and equity capital, as well as cash generated from internal operations. Specifically, we expect to finance the cost of future business acquisitions by paying cash and issuing shares of common stock to the sellers of these businesses in approximately equal values. In addition to increasing our line of credit, we also may offer to sell, in either private placements or public offerings, shares of our common stock as circumstances and market conditions dictate.

     We believe that cash flows from operating activities, in addition to borrowings from our current credit facilities, will provide adequate funds to meet the ongoing cash requirements of our existing business over the next 12 months. However, failure to increase our current bank borrowing limits or otherwise raise additional capital could limit the planned expansion of our existing business in the short-term. We believe that we will be successful in raising additional debt and equity capital in the future. However, we cannot provide assurance that the occurrence of unplanned events, including temporary or long-term adverse changes in global capital markets, will not interrupt or curtail our short-term or long-term growth plans.

MPI AGREEMENT

     Effective May 1, 1998, we entered into an agreement with Marketing Projects, Inc. that (1) modified the rights and obligations of both parties under an existing marketing servicing agreement and (2) provided for our acquisition of MPI's proprietary marketing systems. Also on May 1, 1998, we entered into a non-compete and non-disclosure agreement with MPI and the principal employees of MPI. Total consideration of $3.7 million was paid to MPI at the time of closing and we are further obligated to pay up to $125,000 in cash in each of eight subsequent fiscal quarters, contingent upon the attainment of certain quarterly revenue targets. Of total consideration paid, $3.5 million has been recorded as a contract modification charge, $150,000 has been allocated to the purchase of MPI's proprietary marketing systems and $100,000 has been allocated to the non-compete agreement, with amortization provided over 1 and 2 years, respectively.

     The MPI transaction was initially accounted for as a purchase business combination. However, as the result of subsequent evaluations, Company management determined that the contract modification accounting treatment discussed above better reflected the substance of the transaction. As a result, our originally filed Consolidated Financial Statements for the year ended August 31, 1998 have been restated for this change.

YEAR 2000 ISSUE

     We are currently performing the final steps of resolving Year 2000 issues. We have successfully completed final Year 2000 testing at our major import, call center, corporate, and retail sites. For secondary sites, we are currently approximately 95% complete in remediation and hardware/software upgrade efforts. Dedicated management and technical personnel have been assigned to complete replacement/upgrade efforts at remaining secondary sites. We have also used independent third parties to review, assess, and comment on our Year 2000 efforts.

     We will continue to acquire florists who may have outstanding Year 2000 issues. Year 2000 readiness of potential acquisitions usually is assessed prior to purchase. Only companies who are either compliant, or who can be made compliant with minimal cost and effort, are purchased. The relative low level of technology employed in the floral industry minimizes this issue. All acquisitions will have their critical systems compliant by January 1, 2000, with specific contingencies and work-arounds designated for any systems that cannot be made fully compliant. We expect these to be minor and not material to our operations or financial condition.

     We have received certification from our primary vendors regarding Year 2000 readiness. We have received and implemented Year 2000 compliant versions of all existing commercially available software packages that we are reliant on. All new software packages, hardware, and communications equipment implemented or developed during 1999 have been fully certified as Year 2000 compliant. Additionally, we have developed a contingency plan which includes the replacement of any non-compliant technology with fully compliant technology that is being used today by one of Gerald Stevens' businesses.

     We have conducted a review of significant third parties that support any critical aspect of our business. We have received confirmation from all critical third-party trading partners, support organizations, and suppliers that they are, or plan to be, Year 2000 compliant.


     We expect to spend approximately $100,000 to address remaining Year 2000 issues through the end of calendar 1999. Based on our assessment of our Year 2000 issues and considering our primary and contingency plans, we do not expect Year 2000 issues to have a material impact on our business, operations, or our financial condition or results of operations.

INFLATION

     Our business will be affected by general economic trends. Because some of our inventory is grown in countries other than the United States, economic conditions in those countries could affect the cost of product purchases. During the past year, we have not experienced noticeable effects of inflation and believe that cost increases due to inflation should be able to be passed on to our customers.

SEASONALITY

     The floral industry has historically been seasonal with higher revenue and profits generated during holidays such as Thanksgiving, Christmas, Valentine's Day, Easter and Mother's Day. Conversely, during the summer months, floral retailers tend to experience a decline in revenue and profits. In addition, the floral industry in general may be affected by economic conditions and other factors, including floral promotions, competition and the climate in key flower-growing regions.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133. SFAS No. 137 defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2001. We believe the adoption of this Statement will not have a material effect on the earnings and financial position of the Company.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K, as well as our other reports filed with the SEC and our press releases and other communications, contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock. Like any other business, we are subject to risks and other uncertainties that could cause such forward-looking statements to prove incorrect. In addition to general economic, business and market conditions, we are subject to risks and uncertainties that could cause such forward-looking statements to prove incorrect, including those stated in the "Risk Factors" section of the Form 10-K and the following:

o Our ability to accomplish our anticipated growth strategies and to integrate acquired businesses.

o    Our need to improve our information systems.

o    Unexpected liabilities incurred in our acquisitions.

o    Our dependence on additional capital for growth.

o    A decline in customer discretionary spending.

o Weather, governmental regulations, transportation problems or other factors that could prevent us from obtaining sufficient products when needed.

o Our ability to maintain business relationships within the industry, including relationships with wire services, wholesalers, growers, importers and other florist shops.

o Our ability to develop relationships with supermarkets, mass merchants, department stores and other businesses to expand our store-in-store operations.

o    Our ability to develop a profitable Internet business.

o An inability to pursue potential transactions as a result of certain restrictions imposed on us to protect the pooling-of-interests accounting treatment of our April 30, 1999 merger with Gerald Stevens Retail.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         ----------------------------------------------------------

     Our exposure to market risk is limited primarily to the fluctuating interest rates associated with our variable rate indebtedness. Our variable interest rates are subject to interest rate changes in the United States and Eurodollar market. We do not currently use, nor have we historically used, derivative financial instruments to manage or reduce market risk. At August 31, 1999, we had $5.1 million of variable rate indebtedness, representing approximately 81% of our total debt outstanding, at an average interest rate of 9.25%.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
           ---------------------------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  PAGE
                                                                                                  ----

Reports of Independent Certified Public Accountants ............................................   36

Consolidated Balance Sheets as of August 31, 1999 and August 31, 1998 ..........................   38

Consolidated Statements of Operations for the Years Ended August 31, 1999, 1998 and 1997 .......   39

Consolidated Statements of  Changes in Stockholders' Equity for the Years Ended August 31, 1999,
                 1998 and 1997 .................................................................   40

Consolidated Statements of Cash Flows for the Years Ended August 31, 1999, 1998 and 1997 .......   41

Notes to Consolidated Financial Statements .....................................................   42


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Board of Directors and Stockholders of Gerald Stevens, Inc.:

We have audited the accompanying consolidated balance sheets of Gerald Stevens, Inc. (a Delaware corporation) and subsidiaries as of August 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gerald Stevens, Inc. and subsidiaries, as of August 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN  LLP


Miami, Florida,
    November 3, 1999.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Gerald Stevens, Inc.

We have audited the consolidated statements of operations, changes in stockholders' equity, and cash flows of Gerald Stevens, Inc. for the year ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Gerald Stevens, Inc. for the year ended August 31, 1997 in conformity with generally accepted accounting principles.

                                                   /s/ Ernst & Young LLP


Tampa, Florida
October 8, 1998

                              GERALD STEVENS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, Except Share Data)

                                                                                                                  August 31,
                                                                                                                  ----------
                                                                                                            1999            1998
                                                                                                            ----            ----
                                   ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                                           $   4,602        $   7,148
     Accounts receivable, net of allowance for doubtful accounts of $1,872 and $482
         at August 31, 1999 and 1998, respectively                                                          10,074            1,792
     Inventories                                                                                             8,454             --
     Subscription receivable                                                                                  --              4,183
     Deferred tax asset, net of allowance                                                                     --                775
     Prepaid and other current assets                                                                        2,653              165
                                                                                                         ---------        ---------
                 Total current assets                                                                       25,783           14,063
                                                                                                         ---------        ---------
PROPERTY AND EQUIPMENT, net                                                                                 15,953            2,046
                                                                                                         ---------        ---------
OTHER ASSETS:
     Intangible assets, net                                                                                129,897            3,791
     Deferred tax asset, net of allowance                                                                     --              1,407
     Other                                                                                                   1,390               28
                                                                                                         ---------        ---------
                 Total other assets                                                                        131,287            5,226
                                                                                                         ---------        ---------
                 Total assets                                                                            $ 173,023        $  21,335
                                                                                                         =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                                                                       $   2,009        $      80
     Accounts payable                                                                                       12,551            4,336
     Accrued liabilities                                                                                    15,567            2,099
     Deferred revenue                                                                                        2,164             --
                                                                                                         ---------        ---------
                 Total current liabilities                                                                  32,291            6,515
LONG-TERM DEBT                                                                                               4,340            2,018
OTHER                                                                                                          419               52
                                                                                                         ---------        ---------
                 Total liabilities                                                                          37,050            8,585
                                                                                                         ---------        ---------

COMMITMENTS AND CONTINGENCIES  (Note 11)

STOCKHOLDERS' EQUITY:
     Preferred stock, $10 par value, 600,000 shares authorized, none issued                                   --               --
     Common stock $0.01 par value, 250,000,000 shares authorized, 44,011,401 and 21,954,483 shares issued and outstanding on August 31, 1999 and
         1998, respectively                                                                                    440              220
     Additional paid-in capital                                                                            155,224           19,914
     Accumulated deficit                                                                                   (18,075)          (5,768)
     Treasury stock, at cost, 519,975 shares at August 31, 1999 and 1998, respectively,                     (1,616)          (1,616)
                                                                                                         ---------        ---------
                 Total stockholders' equity                                                                135,973           12,750
                                                                                                         ---------        ---------
                 Total liabilities and stockholders' equity                                              $ 173,023        $  21,335
                                                                                                         =========        =========



The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                              GERALD STEVENS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, Except Per Share Data)

                                                                                               Year Ended August 31,
                                                                                               ---------------------
                                                                                       1999              1998             1997
                                                                                       ----              ----             ----
REVENUE:
     Product sales, net                                                           $   77,459         $       -         $      -
     Service and other revenue                                                        33,137            16,221           13,911
                                                                                  ----------          --------         --------
                                                                                     110,596            16,221           13,911
                                                                                  ----------          --------         --------
OPERATING COSTS AND EXPENSES:
     Cost of product sales                                                            32,333                 -                -
     Operating expenses                                                               38,962                 -                -
     Selling, general and administrative expenses                                     44,079            15,802           11,993
     Contract modification charge                                                          -             3,495                -
     Merger expenses                                                                   4,642                 -                -
                                                                                  ----------          --------         --------
                                                                                     120,016            19,297           11,993
                                                                                  ----------          --------         --------
                 Operating income (loss)                                              (9,420)           (3,076)           1,918
                                                                                  ----------          --------         --------

OTHER INCOME (EXPENSE):
     Interest expense                                                                   (849)              (82)              (6)
     Interest income                                                                     369               165              183
     Other                                                                               (80)               43              819
                                                                                  ----------          --------         --------
                                                                                        (560)              126              996
                                                                                  ----------          --------         --------
                 Income (loss) before provision (benefit) for income taxes            (9,980)           (2,950)           2,914


PROVISION (BENEFIT) FOR INCOME TAXES                                                   2,327              (682)            (519)
                                                                                  ----------          --------         --------
                 Net income (loss)                                                $  (12,307)        $  (2,268)        $  3,433
                                                                                  ==========          ========         ========



BASIC INCOME (LOSS) PER SHARE                                                     $    (0.35)        $   (0.26)        $   0.43
                                                                                  ==========          ========         ========

DILUTED  INCOME (LOSS) PER SHARE                                                  $    (0.35)        $   (0.26)        $   0.39
                                                                                  ==========          ========         ========

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING:
         Basic                                                                        35,145             8,581            8,076
                                                                                  ==========          ========         ========
         Diluted                                                                      35,145             8,581            8,715
                                                                                  ==========          ========         ========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


                              GERALD STEVENS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                               Common Stock        Additional
                                                                          Par       Paid-In     Accumulated   Treasury
                                                            Shares       Value      Capital       Deficit      Stock        Total
                                                            ------       -----      -------       -------      -----        -----
BALANCE, August 31, 1996                                        8,233   $      83   $  10,087   $  (6,933)   $    --      $   3,237
     Sale of common stock, net                                     20        --            21        --           --             21
     Purchase of treasury stock                                  --          --          --          --         (1,438)      (1,438)
     Net income                                                  --          --          --         3,433         --          3,433
                                                            ---------   ---------   ---------   ---------    ---------    ---------
BALANCE, August 31, 1997                                        8,253          83      10,108      (3,500)      (1,438)       5,253
     Sale of common stock, net                                 13,059         131       9,236        --           --          9,367
     Common stock issued in acquisitions                          642           6         494        --           --            500
     Purchase of treasury stock                                  --          --          --          --           (178)        (178)
     Compensation expense under stock option plan                --          --            76        --           --             76
     Net loss                                                    --          --          --        (2,268)        --         (2,268)
                                                            ---------   ---------   ---------   ---------    ---------    ---------
BALANCE, August 31, 1998                                       21,954         220      19,914      (5,768)      (1,616)      12,750
     Sale of common stock, net                                 11,932         119      77,827        --           --         77,946
     Common stock, options and warrants
        issued in acquisitions                                 10,125         101      56,110        --           --         56,211
     Compensation expense under stock option plan                --          --         1,373        --           --          1,373
     Net loss                                                    --          --          --       (12,307)        --        (12,307)
                                                            ---------   ---------   ---------   ---------    ---------    ---------
BALANCE, August 31, 1999                                       44,011   $     440   $ 155,224   $ (18,075)   $  (1,616)   $ 135,973
                                                            =========   =========   =========   =========    =========    =========



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                              GERALD STEVENS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                       Year Ended August 31,
                                                                                                       ---------------------
                                                                                                 1999          1998          1997
                                                                                                 ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                         $(12,307)     $ (2,268)     $  3,433
     Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
            Deferred income tax(benefit) expense                                                  2,182          (682)         (637)
            Depreciation and amortization                                                         3,602           882           261
            Compensation expense under stock option plan                                          1,373            76          --
            Provision for doubtful accounts                                                         191           127           170
            Changes in assets and liabilities, net of acquisitions:
                Accounts receivable                                                              (1,714)         (115)         (323)
                Inventories                                                                        (102)         --            --
                Prepaid and other current assets                                                    855          (649)           14
                Other assets                                                                         52           262            84
                Accounts payable                                                                 (2,892)          582          (159)
                Accrued liabilities                                                               4,853           644           249
                Deferred revenue                                                                   (388)         --            --
                Other long-term liabilities                                                        (705)         --              (1)
                                                                                               --------      --------      --------
                    Net cash (used in) provided by operating activities                          (5,000)       (1,141)        3,091
                                                                                               --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                        (6,830)       (1,382)         (844)
     Collection of amounts due from former owners of acquired subsidiary                          1,300          --            --
     Payments for acquisitions, net of cash acquired                                            (74,933)       (1,500)         --
     Investment in common stock                                                                    --            (100)         --
                                                                                               --------      --------      --------
                     Net cash used in investing activities                                      (80,463)       (2,982)         (844)
                                                                                               --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                                                      --           2,500          --
     Payments on long-term debt                                                                  (2,798)         (482)         (333)
     Proceeds from issuance of common stock, net                                                 77,946         5,184            21
     Receipts from stock subscription receivables                                                 4,183          --            --
     Purchase of treasury stock                                                                    --            (178)       (1,438)
     Payment of credit facility commitment fees                                                    (704)          (20)         --
     Proceeds from credit facility                                                               52,780          --            --
     Payment of credit facility                                                                 (48,490)         --            --
                                                                                               --------      --------      --------
                     Net cash provided by (used in) financing activities                         82,917         7,004        (1,750)
                                                                                               --------      --------      --------
                     Net (decrease) increase in cash and cash equivalents                        (2,546)        2,881           497
CASH AND CASH EQUIVALENTS, beginning of period                                                    7,148         4,267         3,770
                                                                                               --------      --------      --------
CASH AND CASH EQUIVALENTS, end of period                                                       $  4,602      $  7,148      $  4,267
                                                                                               ========      ========      ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                                    $    574      $     53      $      1
                                                                                               ========      ========      ========
     Cash paid for income taxes                                                                $    451      $     82      $     52
                                                                                               ========      ========      ========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
     Common stock, options and warrants issued in acquisitions                                 $ 56,211      $    500      $   --
                                                                                               ========      ========      ========
     Subscription receivable                                                                   $   --        $ (4,183)     $   --
                                                                                               ========      ========      ========


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                              GERALD STEVENS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 31, 1999

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

     Gerald Stevens, Inc. ("Gerald Stevens," or the "Company"), formerly known as Florafax International, Inc., is a leading integrated retailer and marketer of flowers, plants and complementary gifts and decorative accessories. The Company operates the largest company-owned network of floral specialty retail stores in the United States, with 231 locations in 28 markets as of August 31, 1999. We are building a national brand and transforming the retail floral industry by integrating our operations throughout the floral supply chain, from product sourcing to delivery, and by managing every interaction with the customer, from order generation to order fulfillment. The Company owns and operates its own import operation and has relationships with leading growers around the world. Our national sales and marketing division permits us, through multiple distribution channels, including the Internet, dial-up numbers and direct mail, to serve customers who do not visit or phone our retail stores.


Principles of Consolidation

     The consolidated financial statements include the accounts of Gerald Stevens and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


Basis of Presentation

     Previously reported amounts have been reclassified to make them consistent with the current presentation.


Cash and Cash Equivalents

          Gerald Stevens considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of August 31, 1999 and 1998, cash and cash equivalents included $4.2 million and $6.9 million, respectively, of interest bearing cash. Also included in cash and cash equivalents as of August 31, 1999 and 1998, are $224,000 and $106,000, respectively, of restricted cash relating to Gerald Stevens' credit card processing agreement with its sponsoring bank.


  Fair Values of Financial Instruments

         The carrying amounts for the Company's cash and cash equivalents, accounts receivable, notes payable, accounts payable, accrued liabilities and long-term debt are reflected in the consolidated financial statements at cost, which approximates fair value.


  Inventory

          Inventory is stated at lower of cost or market, with cost determined principally by the first-in, first-out (FIFO) basis using the retail method. The Company believes that the FIFO retail method provides improved information for the operation of its business in a manner consistent with the method used widely in the retail industry.


  Concentration of Credit Risk

         Financial instruments that potentially subject Gerald Stevens to a concentration of credit risk consist primarily of accounts receivable. Concentration of credit risk with respect to trade accounts receivable is limited due to the Company's large number of repeat customers throughout the United States. A portion of receivables are related to balances owed by major credit card companies. The timing of the related cash realization and fees accrued are determined based upon agreements with these companies. Allowances relating to accounts receivable have been recorded based upon previous experience and other relevant factors, in addition to management's periodic evaluation.


  Property and Equipment

         Property and equipment are stated at cost. Major renewals and improvements are capitalized; maintenance and repairs are charged to expense as incurred. Gain or loss on disposition of property and equipment is recorded at the time of disposition. On September 1, 1998, Gerald Stevens adopted the provisions of Statement of Position ("SOP") 98-1, Accounting For The Costs of Computer Software Developed or Obtained For Internal Use, which requires the capitalization of costs incurred in connection with developing or obtaining software for internal use.

         Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, generally 30 years for buildings, 3 to 10 years for furniture, fixtures, and equipment, and 3 to 5 years for vehicles, computer hardware, software and communication systems. Leasehold improvements are depreciated over the lesser of useful lives or lease terms including available option periods.

  Intangible Assets

         Intangible assets consisted of the following:

                                                         August 31,
                                                   1999            1998
                                                   ----            ----
                                                       (In thousands)

Goodwill                                       $ 126,999         $   3,515
Other                                              4,926               616
                                               ---------         ---------
                                                 131,925             4,131

Less: Accumulated amortization                    (2,028)             (340)
                                               ---------         ---------
                                               $ 129,897         $   3,791
                                               =========         =========


         Goodwill consists of the excess of purchase price over the fair value of assets and liabilities acquired in acquisitions accounted for under the purchase method of accounting. (See Note 2.) Included in goodwill for both periods is $2.0 million from an acquisition prior to October 31, 1970 which is not required to be amortized. Otherwise, goodwill is amortized over periods ranging from 20 to 40 years, which management believes is a reasonable life in light of the characteristics present in the floral industry, such as the significant number of years that the industry has been in existence, the continued trends by consumers in purchasing flowers for many different occasions and the stable nature of the customer base.

         Other intangible assets represent primarily contractual rights related to customer lists, telephone numbers and yellow page advertisements that were acquired by the Company from floral businesses that have discontinued their operations. Other intangible assets are amortized over periods ranging from 5 to 10 years.

         Amortization expense related to goodwill and other intangible assets was $2.0 million, $63,000 and $ 0 for the years ended August 31, 1999, 1998 and 1997, respectively.

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, Gerald Stevens periodically analyzes the carrying value of its goodwill and other intangible assets to assess recoverability from future operations using an undiscounted projected cash flow approach. Impairments are recognized in operating results to the extent that carrying value exceeds fair value.


Deferred Financing Costs

         Deferred financing costs, net of accumulated amortization, were $657,000 and $20,000, at August 31, 1999 and 1998, respectively. These costs are included in other assets and relate to amounts incurred in connection with securing various bank credit facilities. Amortization is recorded on a straight-line basis over the term of the financing agreement.

  Revenue Recognition and Deferred Revenue

         Revenue from sales of products, delivery fees, and order generation commissions and fees are recognized at the time of product delivery. Revenue from wire service and credit card processing dues and fees are recognized at the time that services are provided. Payments received from customers in advance of product delivery are recorded as deferred revenue, which is classified within the current liabilities section of the balance sheets.


  Stock-Based Compensation

           As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, Gerald Stevens accounts for stock-based compensation to employees in accordance with Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and, in cases where fixed plan exercise prices equal or exceed fair market value, recognizes no compensation expense for the stock option grants. In cases where exercise prices are less than fair value, compensation is recognized over the period of performance or the vesting period. In the case of variable plans, compensation expense is recognized at the time when both exercise price and the number of shares exercisable are determinable.


  Advertising Costs

          Yellow page advertising costs are expensed on a straight-line basis over the life of the directory, which is generally one year. Internet portal advertising costs are expensed on a straight-line basis over the term of the portal agreement. The costs of producing and distributing mail order catalogs are capitalized and amortized proportionately over the period that catalog sales are expected to be generated. All other advertising costs are expensed at the time the advertisement is first shown. Prepaid catalog costs at August 31, 1999 and 1998 were $351,000 and $0, respectively. Advertising expense totaled $11.7 million, $1.4 million and $.9 million in the years ended August 31, 1999, 1998 and 1997, respectively.


  Income Taxes

          Gerald Stevens accounts for income taxes under the provisions of SFAS No.109, Accounting for Income Taxes. SFAS No. 109 requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recorded in income in the period that includes the enactment date.


  Seasonality

          The floral industry has historically been seasonal, with higher revenue and profits generated during holidays such as Thanksgiving, Christmas, Valentine's Day, Easter and Mother's Day. Conversely, during the summer months, floral retailers tend to experience a decline in revenue and profits. In addition, economic conditions and other factors, including floral promotions, competition and the weather conditions in key flower-growing regions, in general may affect the floral industry.


  Segments

         Gerald Stevens has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, for the year ended August 31, 1999. The Statement uses a management approach to report financial and descriptive information about a company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for company management. See Note 13.


  Comprehensive Income

         Gerald Stevens has adopted SFAS No. 130, Reporting Comprehensive Income, for the year ended August 31, 1999. The Statement requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as all changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. Comprehensive income (loss) is equal to net income (loss) for all periods presented.


  Impact of Recently Issued Accounting Standards

         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133. SFAS No. 137 defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2001. We believe the adoption of this Statement will not have a material effect on the earnings and financial position of the Company.


 2. ACQUISITIONS

         On April 30, 1999, Gerald Stevens, formerly Florafax International, Inc., completed a merger with Gerald Stevens Retail, Inc. ("Gerald Stevens Retail") which was formerly known as Gerald Stevens, Inc. Gerald Stevens Retail was formed on May 7, 1998 and through September 30, 1998 was in the development stage, had no revenue and all of its efforts were directed to developing a business strategy, raising capital and acquiring leading retail flower shops and other floral related businesses. On October 1, 1998, Gerald Stevens Retail commenced its operations upon the completion of its acquisition of ten operating flower businesses and, as a result, emerged from the development stage. Under the terms of the merger agreement, based on an exchange formula, Gerald Stevens issued 28.1 million shares of its common stock for all of Gerald Stevens Retail's common stock outstanding. The merger was accounted for under the pooling of interests method of accounting. Accordingly, our consolidated financial statements give retroactive effect to the merger.

     Details of the separate results of operations of Gerald Stevens and Gerald Stevens Retail prior to the merger are as follows:


                                                    Eight Months      Year Ended
                                                   Ended April 30,    August 31,
                                                        1999            1998
                                                   ---------------    ----------
Revenue:
      Gerald Stevens, as previously reported           $ 11,638       $ 16,221
      Gerald Stevens Retail                              48,860              -
                                                     -----------      ---------
                                                       $ 60,498       $ 16,221
                                                     ===========      =========
Net loss:
      Gerald Stevens, as previously reported           $ (4,257)        $ (623)
      Gerald Stevens Retail                              (3,014)        (1,645)
                                                     ===========      =========
                                                       $ (7,271)      $ (2,268)
                                                     ===========      =========


         From October 1, 1998 through August 31, 1999, we acquired 69 retail florist businesses with 231 stores located in 28 markets throughout the United States for total aggregate consideration of $98.7 million, consisting of $66.8 million in cash and 7,060,934 shares of our common stock valued at share prices ranging from $3.52 per share to $15.30 per share. Previously, in July 1998, the Company had purchased letter of intent rights totaling $1.5 million related to 8 of these retail florist businesses. These costs were subsequently allocated as an additional component of the cost of acquiring these businesses. Additionally, in October 1998, we acquired AGA Flowers, Inc., a floral import business located in Miami, Florida for total consideration of $2.9 million, consisting of $1.5 million in cash and 417,078 shares of our common stock valued at $3.52 per share.

         In March 1999, we acquired National Flora, Inc., a floral order generation business, for total consideration of $19.7 million, consisting of $10.0 million in cash and 1,552,500 shares of our common stock valued at $6.30 per share.

         In July 1999, we acquired Calyx & Corolla, Inc., a catalog and Internet-based floral order generation business for total consideration of $11.6 million, consisting of approximately $.1 million in cash, 934,455 shares of our common stock valued at $10.80 per share, and our assumption of stock option and warrant obligations which converted into rights to acquire 152,081 shares of our common stock at exercise prices ranging from $.36 per share to $9.44 per share.

         All of the acquisitions discussed in the preceding three paragraphs were accounted for as business combinations under the purchase method of accounting and are included in our consolidated financial statements from the date of acquisition.

         During the third and fourth quarters of fiscal 1999, we also acquired certain intangible assets related to floral businesses that discontinued their operations. The acquired intangible assets related principally to customer lists, telephone numbers and yellow page advertising contractual rights. Total aggregate consideration paid for all such intangible asset acquisitions was $4.5 million, consisting of $2.8 million in cash and 159,823 shares of our common stock.

         Gerald Stevens' strategic plan contemplates the closing or relocation of a number of its acquired retail stores within each of its targeted market areas. We have completed our assessment of which retail stores to close or relocate for all acquisitions consummated prior to December 31, 1998. For acquisitions consummated after December 31, 1998, management is in the process of completing such assessment. We expect to complete our assessment of retail store closures and relocations for all acquisitions consummated through August 31, 1999 by February 2000. Additional purchase liabilities recorded relative to acquisitions consummated prior to December 31, 1998 were approximately $1.6 million for costs associated with the shut down and consolidation of certain acquired retail stores (considering existing contractual lease obligations and management's estimate of future operating lease costs). Once management finalizes its assessment of the remaining retail stores to be closed or relocated, additional purchase liabilities are expected to be recognized. During the year ended August 31, 1999, no exit costs were paid and charged against the established liability.

         The preliminary purchase price allocation for businesses acquired under the purchase method of accounting is as follows:

                                                                August 31, 1999
                                                                ---------------
                                                                 (in thousands)

        Tangible assets (includes cash acquired of $6,339)         $  35,516
        Intangible assets                                            129,516
        Liabilities                                                  (26,105)
                                                                   ---------
                                                                   $ 138,927
                                                                   =========


     The pro forma results of operations, assuming each of the acquisitions described above was consummated as of the beginning of the periods presented, are as follows:


                                                 1999                1998
                                                 ----                ----
                                          (In thousands except per share data)

     Revenue                                   $ 221,484          $ 216,383
                                               =========          =========

     Net income (loss)                         $  (2,781)         $   4,440
                                               =========          =========

     Diluted net income (loss) per share       $   (0.06)         $    0.10
                                               =========          =========



         Gerald Stevens is a party to letters of intent and agreements, subject to customary conditions, to acquire various retail flower shops and other floral businesses. To the extent consummated, we expect that these pending acquisitions will be accounted for under the purchase method of accounting.

 3.  PROPERTY AND EQUIPMENT, NET

         Property and equipment consisted of the following:

                                                                 August 31,
                                                             1999        1998
                                                             ----        ----
                                                                (In thousands)

    Land, building and leasehold improvements              $  8,502    $  1,282
    Furniture, fixtures and equipment                         3,497       1,621
    Computer hardware and software                            6,036       1,015
    Communication systems                                     1,526       1,121
    Vehicles                                                    925        --
                                                           --------    --------
                                                             20,486       5,039
    Less:  Accumulated depreciation and amortization         (4,533)     (2,993)
                                                           --------    --------

                                                           $ 15,953    $  2,046
                                                           ========    ========

         Property and equipment includes $2.8 million and $.1 million of computer software costs that were capitalized during the years ended August 31, 1999 and 1998, respectively. Depreciation and amortization expense related to property and equipment was $1.6 million, $0.8 million, and $0.3 million for the years ended August 31, 1999, 1998 and 1997, respectively.


4.   ACCRUED LIABILITIES

          Accrued liabilities consisted of the following:


                                                           August 31,
                                                       1999          1998
                                                       ----          ----
                                                         (In thousands)
     Salaries and benefits                           $  3,787       $  144

     Wire service                                       3,104            -

     Store closure costs                                1,632            -

     Acquired business consideration                    1,459            -

     Other                                              5,585        1,955
                                                        -----        -----
                                                    $  15,567       $2,099
                                                    =========       ======

5.   DEBT

  Notes Payable

         Notes payable at August 31, 1999 and 1998 were $2.0 million and $80,000, respectively. The effective interest rates associated with these notes range from 7.00% to 10.12%. Notes payable at August 31, 1999 consists principally of mortgage notes and vehicle, equipment, and leasehold improvement installment notes assumed by the Company in connection with acquisitions completed during the latter part of the fiscal year. These notes are expected to be substantially paid off in full during the first quarter of fiscal 2000.


  Long-Term Debt

         At August 31, 1998, long-term debt included approximately $2.0 million of borrowings under Gerald Stevens' $5.0 million line of credit. The line of credit was collateralized by substantially all of the Company's assets, with interest payable monthly at the prime rate of the lending institution.

         In September 1998, Gerald Stevens Retail entered into a revolving credit agreement with a bank whereby such bank agreed to loan Gerald Stevens' Retail up to $20.0 million for a term of 18 months. In February 1999, the credit agreement was amended to increase the line of credit to $40.0 million. In June 1999, Gerald Stevens Retail and its primary lender amended and restated their existing $40.0 million revolving credit agreement and Gerald Stevens, the parent of Gerald Stevens Retail, agreed to guarantee payment of all obligations under the amended and restated agreement and terminated their existing $5.0 million line of credit.

         The amended and restated credit agreement provides for borrowings over a term of 36 months which will bear interest at either the Eurodollar market rate plus a percentage ranging from 125 to 250 basis points, depending on the consolidated leverage ratio for the previous quarter, or at Gerald Stevens option, at a base rate equal to the sum of the higher of the federal funds rate plus 0.5% or the prime rate plus a percentage ranging from 0 to 100 basis points depending on our consolidated leverage ratio for the previous quarter. The line of credit will be used to finance business acquisitions and capital expenditures and to provide working capital for general corporate purposes. Outstanding borrowings under the credit facility at August 31, 1999 were $4.3 million. Gerald Stevens' effective Eurodollar borrowing rate and its base rate as of August 31, 1999 are 7.75% and 9.25%, respectively.

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

         The amended and restated credit agreement also requires Gerald Stevens to maintain financial ratios which limit total debt and capital expenditures. Consolidated debt cannot exceed earnings before interest, taxes, depreciation and amortization by a ratio of 2.75 to 1.00 (3.00 to 1.00 on or prior to August 31, 1999) or exceed consolidated stockholders' equity. In addition, the ratio of earnings before interest and taxes plus lease payments, to the sum of interest expense, current maturities of debt, cash income taxes and lease payments must not be less than 1.10 to 1.00 prior to December 31, 2000 and 1.25 to 1.00 thereafter. Capital expenditures cannot exceed $22.0 million for the 1999 fiscal year, $42.0 million for the 2000 fiscal year, $50.0 million for the 2001 fiscal year and $52.0 million for the 2002 fiscal year. At August 31, 1999, the Company was in compliance with all debt covenants.

         We are currently in discussions with a number of financial institutions regarding their participation in a proposed syndication of our bank credit facility. In this regard, we intend to increase the borrowing limits under our credit facility from $40.0 million to approximately $50.0 to $75.0 million. However, there can be no assurance that we will be successful in increasing such borrowing limits.


6.   INCOME TAXES

         The provision (benefit) for income taxes for the years ended August 31, 1999, 1998 and 1997 consist of the following:


                                              1999          1998          1997
                                              ----          ----          ----
                                                       (In thousands)
Current:
  Federal                                   $  --         $  --         $    39
  State
                                                145          --              79
                                            -------       -------       -------

                                                145          --             118
                                            -------       -------       -------
Deferred:
  Federal                                     1,971          (616)         (575)
  State                                         211           (66)          (62)
                                            -------       -------       -------
                                              2,182          (682)         (637)
                                            -------       -------       -------

Income tax provision (benefit)              $ 2,327       $  (682)      $  (519)
                                            =======       =======       =======

         The reconciliation of the US federal statutory tax rate to Gerald Stevens effective tax rate is as follows:

                                                                  1999               1998                1997
                                                                  ----               ----                ----
                                                                                 (In thousands)
Income tax provision (benefit) at statutory rate                $(3,393)            $(1,067)            $   991
Non-deductible goodwill                                             312                   3                   2
Non-deductible merger costs                                       1,497                --                  --
Provision for valuation allowance                                 1,588                 478              (1,606)
Utilization of net operating losses                               2,182                --                  --
State income taxes, net of federal tax benefit                      145                 (47)                106
Other                                                                (4)                (49)                (12)
                                                                -------             -------             -------
TOTAL PROVISION                                                 $ 2,327             $  (682)            $  (519)
                                                                =======             =======             =======

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Gerald Stevens' deferred income tax asset are as follows:



                                                  August 31,        August 31,
                                                    1999               1998
                                                    ----               ----
                                                        (In thousands)

Reserves                                            $ 805              $ 182
Accrued liabilities and other                         610                110
Depreciation and amortization                         162                180
Net operating losses                                4,502              1,070
General business credits                              101                232
Basis difference in intangible assets                 804              1,432
                                                   ------            -------
                                                    6,984              3,206
Valuation allowance                                (6,984)            (1,024)
                                                   ------            -------
      Net deferred income tax asset                $  --             $ 2,182
                                                   ======            =======

         SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At August 31, 1999, the valuation allowance of $7.0 million is necessary as management believes that the net deferred tax asset will not be realized. This represents a change in the valuation allowance for the current year of $6.0 million.

         As of August 31, 1999, Gerald Stevens has available net operating loss carryforwards of $12.0 million which expire at various dates beginning from 2004 through 2019.

7.       STOCKHOLDERS' EQUITY

         On January 28, 1997, the Company's stockholders approved an increase in the number of shares of authorized common stock from 18,000,000 to 70,000,000. On April 30, 1999, the Company's stockholders approved an increase in the number of shares of authorized common stock from 70,000,000 to 250,000,000.

         In August 1998, in connection with the initial capitalization of Gerald Stevens Retail, a total of 12,863,290 shares of common stock were issued to various founding shareholders for total consideration of $9.3 million, with proceeds totaling $5.1 million received in fiscal 1998 and $4.2 million in stock subscription balances received at the beginning of fiscal 1999. In August 1998, we also issued 641,997 shares of our common stock valued at $0.5 million in connection with the acquisition of International Floral Network, Inc., a business whose acquired assets consisted solely of rights to acquire 33 retail florist businesses under non-binding letters of intent with the owners of those businesses. Additionally, during the year ended August 31, 1998, the Company issued a total of 196,000 shares of common stock for total consideration of $29,000 in connection with the exercise of stock options and warrants.

         During the year ended August 31, 1999, Gerald Stevens issued 6,219,537 shares of its common stock in private placement transactions for total consideration of $21.1 million, net of placement fees and expenses. In July 1999, the Company sold 5,000,000 shares of its common stock in a public equity offering for total consideration of $55.2 million, net of underwriting discounts and expenses. Additionally, a total of 712,305 shares of common stock were issued for total consideration of approximately $1.6 million in connection with the exercise of stock options and warrants during this same period.

         From October 1, 1998 to August 31, 1999, Gerald Stevens issued 10,124,770 shares of its common stock with an aggregate value of $54.8 million to fund the non-cash portion of the total consideration for acquisitions completed during the period. Options and warrants issued in connection with the acquisition of Calyx & Corolla, Inc. resulted in additional consideration of $1.4 million based on the fair market value of such options and warrants at the closing date.

         As a result of the merger with Gerald Stevens Retail, Gerald Stevens recorded compensation expense and additional paid-in-capital of approximately $1.4 million in connection with the vesting of certain non-plan options.


8.    STOCK OPTIONS AND WARRANTS

         The Company has a 1996 Nonemployee Directors' Stock Option Plan ("Director Plan") and a Management Incentive Stock Plan ("Management Plan"), which were adopted by the Board of Directors in 1995 and approved by the shareholders in 1996. In 1998, the Company approved an additional non-qualified stock option plan ("1998 Plan"). The Director Plan, Management Plan and 1998 Plan are collectively referred to as the "Plans." Under the Plans, the Company has granted non-qualified options to certain directors, officers and key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock at the date of the grant. Generally, options have a term of ten years and vest (i) under the Director Plan, 100%, six months after issuance, (ii) under the Management Plan, 25% upon issuance with additional vesting of 25% after each year of continuous employment, or, in increments of 25% per year over a four-year period on the anniversary of the grant date and (iii) under the 1998 Plan, in increments of 25% per year over a four-year period on the anniversary of the grant date.

          On June 25, 1997, the Board of Directors granted options for the purchase of 305,000 shares of common stock at fair market value to officers and key employees of Gerald Stevens at an exercise price of $4.00 per share. These options vest in 25% increments when the market price of Gerald Stevens' common stock reaches $5.00, $7.50, $10.00 and $12.50 per share, respectively, for twenty consecutive trading days. As of August 31, 1999, all options had vested and were exercisable. As a result, compensation expense of $1.4 million and $76,000 was recorded for the years ended August 31, 1999 and 1998, respectively.

          In connection with the acquisition of Calyx & Corolla, Inc. the Company assumed Calyx & Corolla options that converted into rights to purchase Gerald Stevens common stock. Subsequent to the acquisition, no additional options may be issued under the Calyx & Corolla plans.

         Subsequent to April 30, 1999, the effective date of the merger between Gerald Stevens and Gerald Stevens Retail, stock options are expected to be granted only under the Management Plan with vesting in increments of 25% per year over a four-year period on the anniversary of the grant date, with no additional options expected to be granted under the Director Plan and 1998 Plan.

          A summary of the status of the Company's stock-based compensation plans as of the end of the 1999, 1998 and 1997 fiscal years, and changes during the fiscal years then ended is presented below:

                                                                     For the Years Ended August 31,
                                                                     ------------------------------
                                                 1999                            1998                          1997
                                                 ----                            ----                          ----

                                                      Weighted-                       Weighted-                       Weighted-
                                                       Average                         Average                         Average
                                                       Exercise                        Exercise                       Exercise
                                       Shares           Price            Shares         Price           Shares          Price
                                       ------           -----            ------         -----           ------          -----
Outstanding, beginning
  of year                              1,159,000        $ 2.71          888,000       $     2.85       221,000        $     1.48
Granted                                1,315,275          5.52          282,500             2.22       668,000              3.30
Assumed in the acquisition
  of Calyx and Corolla, Inc.             137,265          1.97             --            --               --             --
Exercised                               (549,250)         2.83          (11,000)            1.82        (1,000)             1.41
Forfeited                                (15,807)         2.84             (500)            1.41          --             --
                                       ---------                      ---------                        -------
Outstanding, end of year               2,046,483        $ 4.42        1,159,000       $     2.71       888,000        $     2.85
                                       =========                      =========                        =======

Options exercisable                      522,891                        560,000                        311,000
                                       =========                      =========                        =======


         The following table summarizes information about stock options outstanding under the Plans at August 31, 1999:

                                         Options Outstanding                        Options Exercisable
                                         -------------------                        -------------------

                                               Weighted-
                                               Average           Weighted-                           Weighted-
                                              Remaining          Average                              Average
Range of                                     Contractual         Exercise                             Exercise
Exercise Prices        August 31, 1999          Life              Price         August 31, 1999        Price
---------------        ---------------          ----              -----         ---------------        -----
                                               (Years)
$ 0.36  to $ 1.56         305,345                7.66            $  0.86            153,470          $    1.00
  2.62  to   4.00         876,163                8.32               3.40            309,421               3.36
  4.44  to   6.30         756,426                9.27               5.98             60,000               5.88
  9.75  to  13.44         108,549                9.81              11.97                  -                  -
                       ---------------                                          ---------------
$ 0.36  to $13.44       2,046,483                8.65            $  4.42            522,891          $    2.96
                       ===============                                          ===============


          In October 1995, the FASB issued SFAS No. 123, defined in Note 1, which encourages but does not require companies to recognize compensation expense for stock awards based on their fair value at the date of grant. SFAS No. 123 requires pro forma information regarding net income and earnings per share to be presented as if Gerald Stevens had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: risk-free interest rates from 4.2% to 7.5%; dividend yield of zero; volatility factors of 50% prior to 1998, 60% for 1998 and 70% for 1999; and weighted-average expected lives of the options from five to six years.

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options expected term to exercise. Gerald Stevens' pro forma information required under SFAS No. 123 is as follows:

                                     1999              1998              1997
                                     ----              ----              ----
                                       (In thousands except per share data)
Net income (loss):
        As reported                (12,307)          (2,268)             3,433
        Pro forma                  (13,047)          (2,623)             3,264

Diluted earnings (loss)
  per share:
        As reported                  (0.35)           (0.26)              0.39
        Pro forma                    (0.37)           (0.31)              0.37


        On February 28, 1996, in connection with the issuance of a secured convertible note, Gerald Stevens issued warrants to purchase 650,000 shares of common stock of Gerald Stevens at an exercise price of $1.00 per share. In connection with the acquisition of Calyx & Corolla, Inc., the Company assumed Calyx & Corolla warrants that converted into rights to acquire 14,815 shares of Gerald Stevens common stock at an exercise price of $9.44 per share. During fiscal year 1997, 19,000 warrants were exercised for total proceeds of $19,000. During fiscal year 1998, 219,000 warrants were exercised in a cashless exercise, as allowed in the warrant agreement for 176,000 shares of common stock. Additionally, 9,000 warrants were exercised for total proceeds of $9,000. During fiscal year 1999, 163,055 warrants were exercised for total proceeds of $163,000. At August 31, 1999 and 1998, Gerald Stevens had 254,678 and 402,918 warrants outstanding, respectively, all of which are currently exercisable. Warrants assumed in the Calyx & Corolla acquisition expire on July 16, 2000. All remaining warrants expire on January 1, 2001.


9.   EARNING PER SHARE

         The components of basic and diluted earnings per share are as follows:

                                                                                    For the Years Ended August 31,
                                                                                1999            1998            1997
                                                                                ----            ----            ----
                                                                                           (In thousands)
Basic Average Shares Outstanding                                               35,145           8,581           8,076
Common Stock Equivalents                                                         --              --               639
                                                                               ------          ------          ------
Diluted Average Shares Outstanding                                             35,145           8,581           8,715
                                                                               ======          ======          ======

Common stock equivalents not included in the calculation of
  diluted earnings per share because their impact is antidilutive               2,301           1,563             305
                                                                               ======          ======          ======


10.  RELATED PARTY TRANSACTIONS

        During fiscal 1998, Gerald Stevens purchased the land and buildings used for its Vero Beach operations for approximately $0.7 million. The transaction was financed with cash from operations. The property was previously leased from a trust administered by a relative of the then current Chairman of the Board.

         On May 7, 1998, the Company entered into a services agreement with a corporation controlled by a member of Gerald Stevens' board of directors. This corporation provided certain management services to the Company and incurred certain expenses on behalf of the Company, with the cost of such items reimbursed by the Company. Through May 31, 1999, a total of $.9 million was paid for all such services provided through that date, which is included in selling, general, and administrative expenses in the accompanying consolidated statement of operations. The parties mutually agreed to terminate the services agreement on May 31, 1999.

         The Company also has a supply agreement with flower farms affiliated with two of Gerald Stevens' stockholders as more fully described in Note 11.

11.       COMMITMENTS AND CONTINGENCIES

  Leases

         Noncancellable lease obligations of Gerald Stevens at August 31, 1999 call for minimum annual lease payments under various operating leases for buildings, vehicles and equipment as follows:

                           2000......................... $  9,483
                           2001.........................    8,402
                           2002.........................    7,471
                           2003.........................    6,447
                           2004.........................    4,255
                           Thereafter...................    9,227
                                                         --------
                                                         $ 45,285
                                                         ========

         Total rent expense for fiscal years 1999, 1998 and 1997 was $4.0 million, $261,000 and $245,000, respectively.


  Supply Agreement

         On October 1, 1998, Gerald Stevens entered into a five-year supply agreement with certain flower farms (the "Farms"). The agreement requires that the Farms provide to Gerald Stevens a certain percentage of their flowers on a consignment basis. The Farms must produce and deliver a minimum number of stems for Gerald Stevens during the growing year commencing on October 1, and ending on September 30. Each July, during the term of the agreement, the parties will meet to establish the minimum stem obligation for each flower type for the upcoming growing year. Gerald Stevens has no obligation to pay for any flowers it receives from the Farms unless and until such flowers are sold by Gerald Stevens.


  Business Combinations

         Gerald Stevens may be required to make additional payments of up to $1.1 million to the sellers of three of the businesses that it acquired. Because the outcome of the contingencies underlying these payments are not yet determinable, the payments have not been recorded as a component of the cost of these acquisitions at August 31, 1999.


  Litigation

         There are various claims, lawsuits, and pending actions against Gerald Stevens incident to the operations of its businesses. It is the opinion of management, after consultation with counsel, that the ultimate resolution of such claims, lawsuits and pending actions will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

12.       RETIREMENT PLAN

        During the 1998 and 1997 fiscal years, Gerald Stevens sponsored a 401(k) retirement plan covering all full-time employees who had completed one year of service. Eligible employees could elect quarterly to contribute up to 15% of their compensation, up to the maximum contribution allowed by law. Gerald Stevens matched contributions up to a maximum of 3% of compensation. This plan was terminated in 1999.

        On December 1, 1998, Gerald Stevens adopted a new 401(k) Plan, effective January 1, 1999. No employee participated in both plans simultaneously. All employees who have met minimum age and length of service requirements are eligible to participate. Employer matching contributions are fifty percent of the first 3% of compensation contributed by the employee to the plan and generally require year-end employment and 1,000 hours worked during the calendar year. An additional contribution may be made at the discretion of Gerald Stevens. In connection with the matching contribution, Gerald Stevens' contribution in the 1999, 1998 and 1997 fiscal years was $232,000, $41,000 and $30,000, respectively.


13.       BUSINESS SEGMENTS

        Gerald Stevens operates in two principal business segments: retail and order generation. The Company's reportable segments are strategic business units that offer different products and services. The Company evaluates the performance of its segments based on revenue and operating income. The Company's retail segment consists of the 69 retail florists acquired during the year as well as its import business. The Company's order generation business consists primarily of Florafax, National Flora, Calyx & Corolla and on-line businesses. There is no material intersegment revenue.

        The following table presents financial information regarding the Company's different business segments as of and for the years ended August 31:

                                       1999              1998           1997
                                       ----              ----           ----
                                                    (In thousands)
Net revenues:
    Retail                            $  83,971       $    --         $    --
    Order generation                     26,625          16,221          13,911
                                      ---------       ---------       ---------
                                      $ 110,596       $  16,221       $  13,911
                                      =========       =========       =========
Operating income (loss):
    Retail                            $   5,102       $    --         $    --
    Order generation                      2,579            (873)          2,338
    Corporate                           (17,101) (a)     (2,203)           (420)
                                      ---------       ---------       ---------
                                      $  (9,420)      $  (3,076)      $   1,918
                                      =========       =========       =========
Identifiable assets:
    Retail                            $ 117,177       $    --         $    --
    Order generation                     50,664          21,335          10,594
    Corporate                             5,182            --              --
                                      ---------       ---------       ---------
                                      $ 173,023       $  21,335       $  10,594
                                      =========       =========       =========
Depreciation and
  amortization expense:
    Retail                            $   2,151       $    --         $    --
    Order generation                      1,245             403             261
    Corporate                               206             479            --
                                      ---------       ---------       ---------
                                      $   3,602       $     882       $     261
                                      =========       =========       =========
Capital expenditures:
    Retail                            $   1,705       $    --         $    --
    Order generation                      1,235           1,382             844
    Corporate                             3,890            --              --
                                      ---------       ---------       ---------
                                      $   6,830       $   1,382       $     844
                                      =========       =========       =========

(a) Includes merger expenses of $4,642.


14.       MPI AGREEMENT

        Effective May 1, 1998, the Company entered into an agreement with Marketing Projects, Inc. that (1) modified the rights and obligations of both parties under a marketing servicing agreement and (2) provided for the acquisition of MPI's proprietary marketing systems by the Company. Also on May 1, 1998, the Company entered into a non-compete and non-disclosure agreement with MPI and the principal employees of MPI. Total consideration of $3.7 million was paid to MPI at the time of closing and the Company is further obligated to pay up to $125,000 in cash in each of the following eight fiscal quarters, contingent upon the attainment of certain quarterly revenue targets. Of the total consideration paid, $3.5 million has been recorded as a contract modification charge, $150,000 has been allocated to the purchase of MPI's proprietary marketing systems and $100,000 has been allocated to the non-compete agreement, with amortization provided over 1 and 2 years, respectively. Since the quarterly contingent payments are based upon the attainment of future revenue targets, Gerald Stevens will record such payments as sales commissions to the extent and at the time they become earned.

15.       SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                First            Second               Third               Fourth
                               Quarter           Quarter              Quarter             Quarter
                               -------           -------              -------             -------
                                            (In thousands except per share data)
Net revenue:
      1999                     $ 13,223         $ 26,772             $ 36,287            $ 34,314
      1998                        3,260            4,935                4,797               3,229
      1997                        2,212            3,295                3,507               4,897

Operating income (loss)
      1999                       $ (402)        $ (4,014)              $ (792)           $ (4,212)
      1998                          493              568               (2,714)             (1,423)
      1997                          287              512                  698                 421

Net income (loss)
      1999                       $ (333)        $ (6,124)            $ (1,229)           $ (4,621)
      1998                          338              380               (1,446)             (1,540)
      1997                          345            1,438                  755                 895

Diluted income (loss)
  per share:
      1999                      $ (0.01)         $ (0.18)             $ (0.03)            $ (0.11)
      1998                         0.04             0.04                (0.18)              (0.14)
      1997                         0.04             0.16                 0.09                0.10


16.       SUBSEQUENT EVENTS (UNAUDITED)

   Business Combinations

         From September 1, 1999 through November 12, 1999, Gerald Stevens acquired 17 retail florist businesses for total consideration of $12.8 million, consisting of $7.4 million in cash and 507,370 shares of its common stock valued at share prices ranging from $9.68 to $11.53 per share.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

         This item is inapplicable, as no such changes or disagreements have occurred.

                                    PART III

         Except for biographical information regarding our executive officers beginning on page 21, the information required by Items 10, 11, 12 and 13 of
Part III of Form 10-K will be set forth in our Proxy Statement for our 2000 Annual Meeting of Stockholders, and is hereby incorporated by reference into this report.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
         -----------------------------------------------------------------

         Financial Statements and Schedules. Reference is made to Index set forth on page 35 of this Annual Report on Form 10-K.

Reports of Independent Certified Public Accountants on schedules ...........S-1

Schedule II--Valuation of Qualifying Accounts ..............................S-2

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore, have been omitted.


         Reports on Form 8-K. We filed the following Reports on Form 8-K during the fourth quarter of our 1999 fiscal year.

--------------------------------------------- ----------------------------------------------------------------------

Date of Filing                                Disclosure(s)
--------------------------------------------- ----------------------------------------------------------------------
June 4, 1999                                  Filing of financial statements relating to the merger transaction between the Registrant and Gerald Stevens Retail, Inc., amending the
                                              Report on Form 8-K filed on May 17, 1999.
--------------------------------------------- ----------------------------------------------------------------------
August 16, 1999                               Announcement concerning the closing of the acquisition of Calyx &
                                              Corolla, Inc.
--------------------------------------------- ----------------------------------------------------------------------


         Exhibits. The exhibits to this Report are listed below. Other than exhibits that are filed herewith, all exhibits listed below are incorporated herein by reference. Exhibits indicated by an asterisk (*) are the management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.

-------------------------------------------------------------------- -----------------------------------------------
Exhibit                                                               Where Located
-------------------------------------------------------------------- -----------------------------------------------
Restated Certificate of Incorporation of the registrant                     Exhibit   3.2   to   the   registrant's
                                                                            Current  Report on Form 8-K,  filed May
                                                                            17, 1999
-------------------------------------------------------------------- -----------------------------------------------
Bylaws of the registrant                                                    Filed herewith
-------------------------------------------------------------------- -----------------------------------------------
Amended and Restated Credit Agreement dated as of June 4, 1999 by           Exhibit 4.1 to the registrant's
and among Gerald Stevens Retail, Inc., Gerald Stevens, Inc.,                Registration Statement on Form S-3/A
NationsBank, N.A. and other lender parties                                  filed June 29, 1999
-------------------------------------------------------------------- -----------------------------------------------
Employment Agreement with Gerald R. Geddis                                  Exhibit   10.1   to  the   registrant's
                                                                            Registration  Statement  on Form  S-3/A
                                                                            filed June 29, 1999*
-------------------------------------------------------------------- -----------------------------------------------
Employment Agreement with Albert J. Detz                                    Exhibit   10.2   to  the   registrant's
                                                                            Registration  Statement  on Form  S-3/A
                                                                            filed June 29, 1999*
-------------------------------------------------------------------- -----------------------------------------------
Employment Agreement with Adam D. Phillips                                  Exhibit   10.3   to  the   registrant's
                                                                            Registration  Statement  on Form  S-3/A
                                                                            filed June 29, 1999*
-------------------------------------------------------------------- -----------------------------------------------
Employment Agreement with Steven J. Nevill                                  Exhibit   10.4   to  the   registrant's
                                                                            Registration  Statement  on Form  S-3/A
                                                                            filed June 29, 1999*
-------------------------------------------------------------------- -----------------------------------------------
Employment Agreement with Ruth Owades                                       Filed herewith*
-------------------------------------------------------------------- -----------------------------------------------
Employment Agreement with Eleanor Marcus Callison                           Filed herewith*
-------------------------------------------------------------------- -----------------------------------------------
Noncompetition Agreement with Ruth Owades                                   Filed herewith*
-------------------------------------------------------------------- -----------------------------------------------
Management Incentive Stock Plan                                             Exhibit B to Definitive Proxy Statement
                                                                            on Schedule 14A filed January 8, 1996*
-------------------------------------------------------------------- -----------------------------------------------
List of Subsidiaries of Gerald Stevens, Inc.                                Filed herewith
-------------------------------------------------------------------- -----------------------------------------------

Consent of Independent Certified Public Accountants                         Filed herewith
     - Arthur Andersen LLP
-------------------------------------------------------------------- -----------------------------------------------
Consent of Independent Certified Public Accountants                         Filed herewith
     - Ernst & Young LLP
-------------------------------------------------------------------- -----------------------------------------------

Powers of Attorney                                                          Filed herewith
-------------------------------------------------------------------- -----------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    GERALD STEVENS, INC.

                                                    By: /s/ A. Detz
                                                    ----------------------------
                                                        A. Detz
                                                    (Senior Vice President and
                                                     Chief Financial Officer)
Date: November 24, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 24, 1999.


             Signature                                   Title

          /s/ G. Geddis                         President and Director
                                                (Principal Executive Officer)

          S. Berrard*               }
          T. Byrne*                 }
          R. Johnson*               }
          R. Owades*                }
          /s/ A. Phillips           }           Directors
          K. Puttick*               }
          K. Royer*                 }
          A. Williams*              }


 /s/ A. Detz                                    Senior Vice President
--------------------                            (Principal Financial Officer)
  (A. Detz)

 /s/ E. Baker                                   Vice President and Controller
--------------------                            (Principal Accounting Officer)
  (E. Baker)


-------
* By signing his name hereto, Albert J. Detz is signing this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                                                    By: /s/ A. Detz
                                                    ----------------------------
                                                        A. Detz
                                                       (Attorney-in-Fact)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Gerald Stevens, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements as of August 31, 1999 and 1998 and the years then ended included in this Form 10-K and have issued our report thereon dated November 3, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The information listed under Schedule II of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Miami, Florida,
   November 3, 1999.


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Gerald Stevens, Inc.

We have audited the consolidated financial statements of Gerald Stevens, Inc. for the year then ended August 31, 1997 and issued our report thereon dated October 8, 1998. Our audit also included the financial statement schedule listed under Schedule II of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                /s/ Ernst & Young LLP


Tampa, Florida
October 8, 1998

                              GERALD STEVENS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                             Balance at          Charged to     Charged to                           Balance at
                                            Beginning of         Costs and         Other                               End of
Description                                    Period             Expenses       Accounts        Deductions (B)        Period
                                               ------             --------       --------        --------------        ------
Allowance for Doubtful Accounts:
Year ended August 31, 1999                   $  482.4            $  191.3      $  1,362.3  (A)     $ (164.2)         $  1,871.8
Year ended August 31, 1998                      508.7               126.6           --               (152.9)              482.4
Year ended August 31, 1997                      532.0               170.2           --               (193.5)              508.7


Notes:
(A) Includes amounts charged to goodwill as part of the determination of the fair value of net assets acquired.

(B) Includes amounts written off, net of recoveries.