Form 10-K/A
period 1999-08-31
GERALD STEVENS INC/
filed 1999-12-28
CIK 37525

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-K/A

                                 Amendment No. 1
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

         The aggregate market value of Gerald Stevens, Inc. voting stock held by nonaffiliates was approximately $362 million on November 15, 1999.

         On November 15, 1999, 44,734,010 shares of Gerald Stevens, Inc. Common Stock, par value $.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

================================================================================

                                Explanatory Note

         This Amendment is being filed to provide the information called for by Items 10, 11, 12 and 13 of the Annual Report on Form 10-K of Gerald Stevens, Inc. for the year ended August 31, 1999.

Item 10.  Directors and Executive Officers of the Registrant.

Our executive officers and directors are as follows:

Name                                Age              Position
----                                ---              --------
Steven R. Berrard                   44               Chairman of the Board
Gerald R. Geddis                    49               Chief Executive Officer, President and Director
Eleanor Marcus Callison             45               Senior Vice President and Chief Marketing Officer
Albert J. Detz                      51               Senior Vice President and Chief Financial Officer
Steven J. Nevill                    35               Senior Vice President and Chief Information Officer
Adam D. Phillips                    36               Senior Vice President, Chief Administrative Officer,
                                                       Secretary and Director
Thomas C. Byrne                     37               Director
Robert L. Johnson                   53               Director
Ruth M. Owades                      51               Director
Kenneth G. Puttick                  52               Director
Kenneth Royer                       68               Director
Andrew W. Williams                  47               Director

         Steven R. Berrard has served as a member of our board of directors since April 1999, and as Chairman of the Board since October 1999. In 1997, Mr. Berrard co-founded, with Mr. Byrne, New River Capital Partners, a private equity firm with an investment strategy focused on branded specialty retail, e-commerce and education, and he controls New River Capital's managing general partner. Mr. Berrard served as Co-Chief Executive Officer of AutoNation, Inc. from October 1996 until September 1999. During his tenure, AutoNation became the world's largest automotive retailer with over 380 dealerships throughout the United States and also owned and operated the Alamo Rent-A-Car, National Car Rental System and CarTemps USA auto rental businesses. From September 1994 through March 1996, Mr. Berrard served as President and Chief Executive Officer of Blockbuster Entertainment Group, a division of Viacom, Inc., the world's largest video store operator. From January 1993 to September 1994, Mr. Berrard served as President and Chief Operating Officer of Blockbuster. Mr. Berrard joined Blockbuster in June 1987 as Senior Vice President, Treasurer and Chief Financial Officer, and he became a director of Blockbuster in May 1989. In addition, Mr. Berrard served as President and Chief Executive Officer and as a director of Spelling Entertainment Group Inc., a televised and filmed entertainment producer and distributor, from March 1993 through March 1996, and served as a director of Viacom from September 1994 until March 1996. Mr. Berrard presently serves as a director of Boca Resorts, Inc., which owns and operates luxury resorts, arena and entertainment facilities and a professional sports franchise.

         Gerald R. Geddis has served as a member of our board of directors and as our Chief Executive Officer and President since April 1999. He co-founded Gerald Stevens Retail with Mr. Berrard in May 1998 and served as its Chief Executive Officer and President until its merger with us on April 30, 1999. From 1988 to 1996, Mr. Geddis served in various executive positions at Blockbuster. He served Blockbuster as President from 1995 to 1996 and as Chief Operating Officer in 1996. During his tenure at Blockbuster, Mr. Geddis was involved in all facets of the company's operations, including worldwide store operations, merchandising, marketing and training. For the 17 years prior to 1988, Mr. Geddis served in various positions with Tandy Corporation, the owner and operator of Radio Shack stores.

         Eleanor Marcus Callison has served as our Senior Vice President and Chief Marketing Officer since September 1999. From September 1997 until joining Gerald Stevens, she was Vice President -

Advertising for Hallmark Cards, Inc., where she was responsible for the planning, development, and execution of all Hallmark consumer communications, brand advertising, database marketing and consumer affairs. In the 16 years before she joined Hallmark, Ms. Callison held various positions, most recently senior vice president, at Leo Burnett Advertising USA, where she had responsibility for numerous large retail accounts, including McDonald's, Disney and Kraft Foods.

         Albert J. Detz has served as our Senior Vice President and Chief Financial Officer since April 1999. Prior to joining Gerald Stevens Retail in July 1998 as its Senior Vice President and Chief Financial Officer, Mr. Detz worked at Blockbuster from 1991 to 1997, having most recently served as Senior Vice President and Chief Financial Officer from October 1994 to June 1997. Prior to Blockbuster, Mr. Detz served in various finance-related positions, including Vice President, Corporate Controller, for 11 years within the Computer Systems Division of Gould Electronics, Inc., and at Encore Computer Corporation. Prior to these experiences, Mr. Detz worked in the audit department of Coopers & Lybrand. Additionally, Mr. Detz provides consulting services to Data Core Software Corporation, a development stage business.

         Steven J. Nevill has served as our Senior Vice President and Chief Information Officer since April 1999. From March 1996 until joining Gerald Stevens Retail as Senior Vice President in February 1999, Mr. Nevill was a principal at Kurt Salmon Associates where he was responsible for a wide variety of projects, including information systems strategy, systems development, logistics assessment and re-engineering. From 1991 until March 1996, Mr. Nevill was Director of Strategic Services for the American Retail Group where he was involved in the creation of strategic plans, development and implementation of new systems and technology platforms for all functions, and a variety of special systems initiatives.

         Adam D. Phillips, a member of our board of directors since October 1999, has served as our Senior Vice President, Chief Administrative Officer and Secretary since April 1999. Mr. Phillips also served as our General Counsel from April 1999 until November 1999. From January 1998 until joining Gerald Stevens Retail as Senior Vice President in July 1998, Mr. Phillips was a shareholder of the law firm of Akerman, Senterfitt & Eidson, P.A. in Fort Lauderdale, Florida. From 1993 through 1997, Mr. Phillips served in various capacities at Blockbuster, having most recently served as Executive Vice President, Chief Administrative Officer and General Counsel in 1996 and 1997. While at Blockbuster, Mr. Phillips was responsible for the company's legal, human resources and communications departments. Prior to joining Blockbuster, Mr. Phillips was associated with the law firm of Kirkland & Ellis in Chicago, Illinois.

         Thomas C. Byrne has served as a member of our board of directors since April 1999. Currently, Mr. Byrne is a limited partner of New River Capital Partners and controls an administrative partner of New River Capital Partners. Prior to co-founding New River Capital Partners with Mr. Berrard in 1997, Mr. Byrne served in various executive positions at Blockbuster from 1989 to 1997, most recently as Vice Chairman in 1997 where his responsibilities included Business Development, Technology and Online Operations. Additionally, Mr. Byrne led the development of several new retail concepts. Mr. Byrne is a certified public accountant and prior to joining Blockbuster was employed with KPMG Peat Marwick.

         Robert L. Johnson has served as a member of our board of directors since October 1999. In 1980, Mr. Johnson founded BET Holdings, Inc., a diversified media holding company that owns Black Entertainment Television. He has served as BET's Chairman and Chief Executive Officer since March 1996, and prior to that, also as its President. Mr. Johnson is also Chairman and President of District Cablevision, Inc., a cable operator in the District of Columbia. He is a director of U.S. Airways Group, Inc., Hilton Hotels Corp. and General Mills, Inc.

         Ruth M. Owades has served as a member of our board of directors since August 1999 following our acquisition of Calyx & Corolla, Inc. Ms. Owades founded Calyx & Corolla in 1988 and has served as its Chief Executive Officer since that time. Ms. Owades has served as a director of Providian Financial Corp. from May 1998 until present and of J. Jill Group, Inc. from June 1997 until present.

         Kenneth G. Puttick has served as a member of our board of directors since January 1995. Mr. Puttick is President and owner of Tiffany Scott Cadillac in Vero Beach, Florida. Mr. Puttick has been in the retail automobile business since 1968. Mr. Puttick also has owned and operated several retail and real estate businesses.

         Kenneth Royer has served as a member of our board of directors since April 1999. Prior to joining Gerald Stevens Retail in October 1998, Mr. Royer was a consultant in the floral industry. For over 40 years, Mr. Royer was Chairman of the Board of Directors of Royer's Flowers, a privately owned floral retailer. Founded in 1945, Royer's Flowers, by 1998, had become one of the five largest florists in the United States with 35 locations in central Pennsylvania. Mr. Royer has served as Chairman of the Retail Council of the Society of American Florists, and also has served as director of the Society of American Florists. Mr. Royer also has served as Chairman of the American Florists Marketing Council and recently completed a term as Treasurer of the American Florists Endowment. A regular speaker at national florist conventions, Mr. Royer writes a regular column for The Florist Review entitled "Royer on Retailing" and in 1998 authored a book on the floral industry entitled Retailing Flowers Profitably.

         Andrew W. Williams has served as a member of our board of directors since December 1988. Mr. Williams served as Chairman of the Board of Directors from November 1992 until April 1999 and as Chief Executive Officer from September 1994 until April 1999. Since 1978 Mr. Williams has been a certified public accountant practicing principally in Vero Beach, Florida. He has served as President and Director of Confidential Investment Services, Inc., a privately held investment company, since April 1999.

Item 11.  Executive Compensation

                Summary Compensation Table. The following Summary Compensation Table contains information concerning the compensation of (a) Andrew W. Williams, who served as Chief Executive Officer through April 30, 1999; (b) Gerald R. Geddis, who has served as Chief Executive Officer since April 30, 1999; and (c) our other three executive officers who were serving as such at the end of our 1999 fiscal year. Information that is not applicable or not required under the rules of the Securities and Exchange Commission ("SEC") has been omitted from the Summary Compensation Table.

                     Annual Compensation                                  Long-Term Compensation
-----------------------------------------------------------------      --------------------------------

                                                                            No. of Shares
                                                           Other              Underlying          All
 Name and Principal    Fiscal                              Annual              Options           Other
      Position          Year     Salary      Bonus      Compensation           Granted        Compensation
      --------          ----     ------      -----      ------------           -------        ------------
Gerald R. Geddis (a)    1999       $50,000          $0              $0                   0                  $0
President, Chief        1998       --          --            --                  --                 --
Executive Officer       1997       --          --            --                  --                 --
And Director


Andrew W. Williams      1999        81,729      53,818        3,200(d)                   0            2,042(e)
(b)                     1998       127,042      20,000        4,800(d)                   0            2,042(e)
Director and Former     1997       105,241      67,500        4,800(d)             150,000            2,856(e)
Chief Executive
Officer

Albert J. Detz(c)       1999        33,333           0               0                   0                   0
Senior Vice             1998       --          --            --                  --                 --
President and Chief     1997       --          --            --                  --                 --
Financial Officer

Steven J. Nevill(c)     1999        50,000      25,000               0                   0           29,983(f)
Senior Vice             1998       --          --            --                  --                 --
President and           1997       --          --            --                  --                 --
Chief Information
Officer



Adam D. Phillips(c)     1999        33,333           0               0                   0                   0
Senior Vice             1998       --          --            --                  --                 --
President,              1997       --          --            --                  --                 --
Chief Administrative
Officer, Secretary
and Director


(a) Mr. Geddis became President and Chief Executive Officer on May 1, 1999 upon completion of the merger with Gerald Stevens Retail. No information is provided for periods prior to May 1, 1999, because Mr. Geddis was not employed by Gerald Stevens prior to such date.
(b) Mr. Williams served as President and Chief Executive Officer through April 30, 1999.
(c) Messrs. Detz, Nevill and Phillips became executive officers on May 1, 1999. No information is provided for periods prior to May 1, 1999, because Messrs. Detz, Nevill and Phillips were not employed by Gerald Stevens prior to such date.
(d)      Represents payments made for a company-provided vehicle.
(e)      Represents company-matching contributions under a 401(k) plan.
(f) Represents reimbursement of moving expenses in connection with the hiring of Mr. Nevill.

         Stock Options. We granted no options to the executive officers named in the Summary Compensation Table in our 1999 fiscal year.

         The following table contains information concerning stock options exercised in the 1999 fiscal year, including the "value realized" upon exercise (the difference between the total purchase price of the options exercised and the market value, on the date of exercise, of the shares acquired), and the value of unexercised "in-the-money" options held on August 31, 1999 (the difference between the aggregate purchase price of all such options held and the market value of the shares covered by such options on August 31, 1999).

                                      Option Exercises in FY 1999 and Option Values at 8/31/99
                      ---------------------------------------------------------------------------------------------
                                                         No. of Shares Underlying       Value of Unexercised
                       No. of Shares                       Unexercised Options on       In-the-Money Options on
                        Acquired on                               8/31/99                       8/31/99
Name                     Exercise      Value Realized    Exercisable/Unexercisable     Exercisable/Unexercisable
----                  ---------------------------------------------------------------------------------------------
Gerald R. Geddis                 0      $        0              0 / 13,500                  $0 / $111,125

Andrew W. Williams         150,000       1,532,475              175,000 / 0                 1,389,750 / 0

Albert J. Detz                   0               0              8,437 / 72,563              93,073 / 593,178

Steven J. Nevill                 0               0              0 / 54,000                  0 /369,500

Adam D. Phillips                 0               0              8,437 / 113,063             93,073 / 814,053

         Management Incentive Stock Plan. Our board of directors adopted the Management Incentive Stock Plan on October 26, 1995. The stockholders approved this plan on January 30, 1996. Under the Management Incentive Stock Plan, we may periodically grant employees market-based awards, including nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock and performance share awards. We grant these awards to those individuals whose judgment, initiative and efforts contribute to our success. Each individual award is established by an award agreement with the participant that sets forth the terms and conditions applicable to the award. The exercise price of an option is determined at the time of grant. The exercise price may not be less than the fair market value of the shares of our common stock subject to the award on the date of grant. We did not grant options to any executive officer during our fiscal year ended August 31, 1999. On December 13, 1999, 389,355 shares of our common stock subject to options under the Management Incentive Stock Plan were outstanding. Also on such date, 1,584,206 shares of our common stock subject to options assumed in connection with acquisitions, 180,000 shares of our common stock subject to options granted under our former Nonemployee Directors Plan and 30,000 shares of our common stock subject to non-plan options were outstanding.

         We have no long-term incentive plan, pension plan or other plan as defined by the rules and regulations of the SEC except for the Management Incentive Stock Plan.

         Employment Agreements. We have employment agreements with each of our executive officers. Each agreement provides that the executive officer will receive an annual base salary of $150,000. In addition, each executive officer will be eligible for an annual bonus of up to 20% of base salary, based on the achievement of certain corporate goals and objectives. If any executive officer is terminated "without cause" or if the executive officer elects to terminate employment for "good reason," in each case as defined in the employment agreement, then the executive officer will be entitled to continue to receive the base salary and bonus through the end of the employment term, and all unvested stock options will automatically vest on the date of termination and will be exercisable in full. In addition, following a change of control, all unvested stock options held by Messrs. Detz and Phillips will automatically vest and will be exercisable in full. Each of our executive officers is also subject to confidentiality obligations as well as to non-compete and non-solicitation covenants during the term of employment and for two years thereafter. The employment agreements with Messrs. Geddis, Detz and Phillips terminate on December 31, 2000, the employment agreement with Mr. Nevill terminates on February 2, 2001, and the employment agreement with Eleanor Callison terminates on September 27, 2001.

         We also have an employment agreement with Ms. Owades on substantially the same terms as those described above except that the annual base salary is $185,000. Ms. Owades' employment agreement terminates on July 30, 2001.

         Directors' Compensation. Under the compensation program for nonemployee directors, each nonemployee director receives (a) an annual retainer of $20,000;
(b) an additional $1,000 for each board meeting in excess of four meetings per year; (c) $750 for each committee meeting attended (except that committee chairs receive $1,000 per committee meeting); and (d) an annual grant of options to purchase up to 2,500 shares of common stock at the fair market value of the stock on the date of grant.

         Nonemployee directors are reimbursed for expenses they incur in attending board of directors and committee meetings.

         Ownership and Transactions Reports. Under Section 16 of the Securities Exchange Act of 1934, our directors, certain officers, and beneficial owners of more than 10% of our outstanding common stock are required to file reports with the SEC concerning their ownership of and transactions in our common stock; such persons are also required to furnish us with copies of such reports. Based solely upon the reports and related information furnished to us, we believe that all such filing requirements were complied with in a timely manner during and with respect to our 1999 fiscal year.

Item 12.  Security Ownership of Management and Others

         The following table sets forth the shares of our common stock beneficially owned, directly or indirectly, on December 1, 1999, by (1) each person that we know to beneficially own more than 5% of our outstanding common stock, (2) each current director and nominee, (3) each of the executive officers named in the Summary Compensation Table and (4) all directors, nominees and executive officers as a group. The table also includes shares that the individuals have the right to acquire within 60 days pursuant to outstanding options. Unless otherwise indicated, the address of each party is 301 East Las Olas Boulevard, Suite 300, Fort Lauderdale, Florida 33301, our principal business address.

                                                         Shares of Common Stock
 Beneficial Owner                                          Beneficially Owned              Percent
 ----------------                                          ------------------              -------
New River Capital Partners, L.P. ..........................      7,977,104                   17.8%
  100 S.E. Third Avenue
  Ft. Lauderdale, Florida 33394
Gerald R. Geddis (1)  .....................................      3,455,380                    7.7%
Albert J. Detz (2) ........................................        354,375                       *
Steven J. Nevill (3)  .....................................         13,500                       *
Adam D. Phillips (4)  .....................................        502,625                    1.1%
Steven R. Berrard (5) .....................................      7,977,104                   17.8%
Thomas C. Byrne (1)(6) ....................................        193,893                       *
Robert L. Johnson .........................................              0                       *
Ruth M. Owades (7) ........................................        361,474                       *
Kenneth G. Puttick (8) ....................................      1,155,000                    2.6%
Kenneth Royer (9) .........................................         51,997                       *
Andrew W. Williams (10)  ..................................      1,056,559                    2.4%

All Directors and Executive Officers as a Group (11).......     15,215,151                   33.8%

*        Indicates less than 1%

(1) Includes 3,375 shares of our common stock subject to options that are exercisable within 60 days.
(2) Includes 20,250 shares of our common stock subject to options that are exercisable within 60 days.
(3) Consists of 13,500 shares of our common stock subject to options that are exercisable within 60 days.
(4) Includes 30,375 shares of our common stock subject to options that are exercisable within 60 days. Mr. Phillips owns his shares of common stock jointly with his wife.
(5) The aggregate amount of our common stock deemed beneficially owned by Mr. Berrard consists of 7,977,104 shares owned by New River Capital Partners. Mr. Berrard controls and beneficially owns his interests in New River Capital Partners indirectly through other entities.
(6) The aggregate amount of our common stock deemed beneficially owned by Mr. Byrne consists of 190,518 shares owned directly by him, but does not include any shares owned by New River Capital Partners. Mr. Byrne has a non-controlling interest in New River Capital Partners.
(7) Includes 8,500 shares of our common stock that Ms. Owades owns jointly with her husband and 7,340 shares of our common stock subject to options owned by her husband that are exercisable within 60 days.
(8) Includes 637,000 shares held by Puttick Enterprises, of which Mr. Puttick is President, director and owner. Includes 60,000 shares of our common stock subject to options that are exercisable within 60 days.
(9) Includes 4,966 shares of our common stock subject to options that are exercisable within 60 days.
(10) Includes 383,453 shares of our common stock that Mr. Williams owns jointly with his wife; 85,883 shares of our common stock held for the benefit of Mr. Williams' children; 39,285 shares of our common stock owned by Mr. Williams' wife; 2,160 shares of our common stock owned by Mr. Williams' son; 47,378 shares of our common stock owned by Equity Resource Group of Indian River County, Inc., of which Mr. Williams is president, director and majority owner; and 77,000 shares of our common stock owned by Confidential Investment Services, Inc., of which Mr. Williams is sole owner. Also includes 25,000 shares of our common stock subject to options that are exercisable within 60 days.
(11) Includes 168,181 shares of our common stock subject to options that are exercisable within 60 days.

Item 13.  Certain Relationships and Related Transactions

         In connection with our acquisition of Royer's Flower Shops, we assumed five leases that were entered into in July 1994 between Royer's Flower Shops, as tenant, and Kenneth Royer and his spouse, as landlord. The leases are for retail flower shops we own and operate in central Pennsylvania. The aggregate annual rent payable by us to Mr. and Mrs. Royer for the leases is approximately $260,000. We believe that each of the leases is on terms no less favorable than could be obtained from third parties for comparable retail space in the same markets.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GERALD STEVENS, INC.

                                             By  /s/ A. Detz
                                                 -----------------
                                                  A. Detz
                                             (Senior Vice President and
                                              Chief Financial Officer)

Date: December 29, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 29, 1999.

                     Signature                                         Title
                     ---------                                         -----

                  /s/ G. Geddis                               President, Chief Executive Officer and
                                                                Director
                                                              (Principal Executive Officer)

                  S. Berrard*               }
                  T. Byrne*                 }
                  R. Johnson*               }
                  R. Owades*                }
                  /s/ A. Phillips           }                 Directors
                  K. Puttick*               }
                  K. Royer*                 }
                  A. Williams*              }

        /s/ A. Detz                                           Senior Vice President
        -----------------                                     (Principal Financial Officer)
         A. Detz

        /s/ E. Baker                                          Vice President and Controller
        -----------------                                     (Principal Accounting Officer)
        (E. Baker)

-------
* By signing his name hereto, Albert J. Detz is signing this document on behalf of each of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.

                                                       By /s/ A. Detz
                                                          ----------------
                                                           A. Detz
                                                          (Attorney-in-Fact)