Form 10-Q
period 1999-11-30
GERALD STEVENS INC/
filed 2000-01-14
CIK 37525

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          (Mark One)

          |X| Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                      For the Quarterly Period Ended November 30, 1999

                      or

          |_| Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Transition Period from _________ to ___________

                         Commission File Number: 0-05531


                              Gerald Stevens, Inc.
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                              41-0719035
                  --------                              ----------
          (State of Incorporation)           (IRS Employer Identification No.)

   301 East Las Olas Boulevard, Suite 300
           Ft. Lauderdale, Florida                         33301
           -----------------------                         -----
  (Address of Principal Executive Offices)              (Zip Code)

       Registrant's Telephone Number, Including Area Code: (954) 713-5000

   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         On January 10, 1999 the registrant had 45,255,769 outstanding shares of common stock, par value $.01 per share.


                              GERALD STEVENS, INC.


                                      INDEX


                          PART I. FINANCIAL INFORMATION



                                                                                                      Page No.
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of November 30, 1999
                   and August 31, 1999                                                                    3
         Condensed Consolidated Statements of Operations for the Three Months Ended
                  November 30, 1999 and 1998                                                              4
         Condensed Consolidated Statement of Changes in Stockholders' Equity for the Three
                  Months ended November 30, 1999                                                          5
         Condensed Consolidated Statements of Cash Flows for the Three Months ended
                  November 30, 1999 and 1998                                                              6
         Notes to Condensed Consolidated Financial Statements                                             7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                    16



                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                                                24

Signatures                                                                                               25

PART I.  FINANCIAL INFORMATION


                                GERALD STEVENS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data)

                                                                                          November 30,      August 31,
                                                                                              1999             1999
                                                                                        --------------   -------------
                                                                                          (Unaudited)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                           $       1,996    $       4,602
    Accounts receivable, net of allowance for doubtful accounts of $1,990 and $1,872
       at November 30, 1999 and August 31, 1999, respectively                                  15,424           10,074
    Inventories                                                                                11,431            8,454
    Prepaid and other current assets                                                            4,799            2,653
                                                                                        --------------   -------------
             Total current assets                                                              33,650           25,783
                                                                                        --------------   -------------
PROPERTY AND EQUIPMENT, net                                                                    21,636           15,953
                                                                                        --------------   -------------
OTHER ASSETS:
    Intangible assets, net                                                                    148,488          129,897
    Other                                                                                       1,516            1,390
                                                                                        --------------   -------------
             Total other assets                                                               150,004          131,287
                                                                                        --------------   -------------
             Total assets                                                               $     205,290    $     173,023
                                                                                        ==============   =============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                                                       $         450    $       2,009
    Accounts payable                                                                           17,695           12,551
    Accrued liabilities                                                                        17,291           15,567
    Deferred revenue                                                                            2,073            2,164
                                                                                        --------------   -------------
             Total current liabilities                                                         37,509           32,291
                                                                                        --------------   -------------
LONG-TERM DEBT                                                                                 26,740            4,340
                                                                                        --------------   -------------
OTHER                                                                                             762              419
                                                                                        --------------   -------------
             Total liabilities                                                                 65,011           37,050
                                                                                        --------------   -------------

COMMITMENTS AND CONTINGENCIES  (Note 8)

STOCKHOLDERS' EQUITY:
    Preferred stock, $10 par value, 600,000 shares authorized, none issued                          -                -
    Common stock, $0.01 par value, 250,000,000 shares authorized, 44,995,216 and 44,011,401 shares issued and outstanding on November 30, 1999 and
       August 31, 1999, respectively                                                              450              440
    Additional paid-in capital                                                                163,819          155,224
    Accumulated deficit                                                                       (22,374)         (18,075)
    Treasury stock, 519,975 shares at cost                                                     (1,616)          (1,616)
                                                                                        --------------   -------------
             Total stockholders' equity                                                       140,279          135,973
                                                                                        --------------   -------------
             Total liabilities and stockholders' equity                                 $     205,290    $     173,023
                                                                                        ==============   =============

The accompanying notes are an integral part of these condensed consolidated statements.


                              GERALD STEVENS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      (In thousands, except per share data)


                                                                              Three Months Ended November 30,
                                                                              -------------------------------
                                                                                 1999                1998
                                                                              ----------       --------------
REVENUE:
    Product sales, net                                                        $   37,457       $       8,695
    Service and other revenue                                                     11,747               4,528
                                                                              ----------       -------------
                                                                                  49,204              13,223
                                                                              ----------       -------------
OPERATING COSTS AND EXPENSES:
    Cost of product sales                                                         14,007               3,848
    Operating expenses                                                            20,222               4,333
    Selling, general and administrative expenses                                  18,877               5,359
    Merger expenses                                                                    -                  85
                                                                              ----------       -------------
                                                                                  53,106              13,625
                                                                              ----------       -------------
             Operating loss                                                       (3,902)               (402)
                                                                              ----------       -------------

OTHER INCOME (EXPENSE):
    Interest expense                                                                (394)                (68)
    Interest income                                                                   16                 107
    Other                                                                            (19)                 30
                                                                              ----------       -------------
                                                                                    (397)                 69
                                                                              ----------       -------------
             Loss before provision (benefit) for income taxes                     (4,299)               (333)

PROVISION (BENEFIT) FOR INCOME TAXES                                                   -                   -
                                                                              ----------       -------------
             Net loss                                                         $   (4,299)      $        (333)
                                                                              ==========       =============

BASIC LOSS PER SHARE                                                          $    (0.10)      $       (0.01)
                                                                              ==========       =============
DILUTED LOSS PER SHARE                                                        $    (0.10)      $       (0.01)
                                                                              ==========       =============
WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING:
       Basic                                                                      44,364              28,753
                                                                              ==========       =============
       Diluted                                                                    44,364              28,753
                                                                              ==========       =============

The accompanying notes are an intergral part of these condensed consolidated statements.

                              GERALD STEVENS, INC.
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                                 (In thousands)


                                                   Common Stock      Additional
                                                             Par      Paid-In      Accumulated    Treasury
                                                 Shares     Value     Capital       Deficit         Stock     Total
                                               --------  ---------   ----------  -------------   ---------  ----------
BALANCE, August 31, 1999                         44,011  $     440   $  155,224  $     (18,075)  $ (1,616)  $  135,973
    Sale of common stock, net                       234          2          662              -          -          664
    Common stock, options and warrants
       issued in acquisitions                       750          8        7,933              -          -        7,941
    Net loss                                          -          -            -         (4,299)         -       (4,299)
                                               --------  ---------   ----------  -------------   --------   ----------
BALANCE, November 30, 1999                       44,995  $     450   $  163,819  $     (22,374)  $ (1,616)  $  140,279
                                               ========  =========   ==========  =============   ========   ==========

The accompanying notes are an integral part of these condensed consolidated statements.

                              GERALD STEVENS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                                   Three Months Ended November 30,
                                                                                   -------------------------------
                                                                                       1999                1998
                                                                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $   (4,299)         $     (333)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization                                                 1,914                 432
          Provision for doubtful accounts                                                  76                   -
          Changes in assets and liabilities, net of acquisitions:
            Accounts receivable                                                        (4,093)             (1,200)
            Inventories                                                                  (721)               (206)
            Prepaid and other current assets                                           (2,024)                542
            Other assets                                                                 (139)                427
            Accounts payable                                                            2,017                (195)
            Accrued liabilities                                                           598                 (37)
            Deferred revenue                                                             (136)                  -
            Other long-term liabilities                                                   343                (228)
                                                                                   ----------          ----------
                Net cash used in operating activities                                  (6,464)               (798)
                                                                                   ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                               (5,441)               (500)
    Payments for acquisitions, net of cash acquired                                   (11,465)            (20,560)
                                                                                   ----------          ----------
                Net cash used in investing activities                                 (16,906)            (21,060)
                                                                                   ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt                                                         (2,150)             (1,071)
    Proceeds from issuance of common stock, net                                           664              20,698
    Receipts from stock subscription receivables                                            -               4,183
    Proceeds from credit facility                                                      46,130                   -
    Payment of credit facility                                                        (23,880)                  -
                                                                                   ----------          ----------
                Net cash provided by financing activities                              20,764              23,810
                                                                                   ----------          ----------
                Net (decrease) increase in cash and cash equivalents                   (2,606)              1,952
CASH AND CASH EQUIVALENTS, beginning of period                                          4,602               7,148
                                                                                   ----------          ----------
CASH AND CASH EQUIVALENTS, end of period                                           $    1,996          $    9,100
                                                                                   ==========          ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                         $      193          $       18
                                                                                   ==========          ==========
    Cash paid for income taxes                                                     $        -          $       30
                                                                                   ==========          ==========
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
    Common stock, options and warrants issued in acquisitions                      $    7,941          $   17,986
                                                                                   ==========          ==========
    Subscription receivable                                                        $        -          $   (4,183)
                                                                                   ==========          ==========


The accompanying notes are an integral part of these condensed consolidated statements.

                              GERALD STEVENS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


               (ALL AMOUNTS AND RELATED DISCLOSURES APPLICABLE TO
        THE THREE MONTHS ENDED NOVEMBER 30, 1999 AND 1998 ARE UNAUDITED)

1. General and Summary of Significant Accounting Policies

  Organization and Operations

         Gerald Stevens, Inc. ("Gerald Stevens" or the "Company") is a leading integrated retailer and marketer of flowers, plants and complementary gifts and decorative accessories. We operate the largest company-owned network of floral specialty retail stores, with locations in 30 markets in the United States and Canada as of November 30, 1999. We are building a national brand and transforming the retail floral industry by integrating our operations throughout the floral supply chain, from product sourcing to delivery, and by managing every interaction with the customer, from order generation to order fulfillment. We own and operate our own import operation and have relationships with leading growers around the world. Our national sales and marketing division permits us, through multiple distribution channels, including the Internet, dial-up numbers and direct mail, to serve customers who do not visit or phone our retail stores.


  Basis of Presentation

         The accompanying condensed consolidated financial statements of the Company have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999, as amended (the "Form 10-K").

         The unaudited condensed consolidated financial statements included herein reflect all material adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three months ended November 30, 1999 and 1998 are not necessarily indicative of operating results for the full fiscal years or for any future periods.


  Intangible Assets

         Intangible assets consisted of the following:

                                                              November 30,           August 31,
                                                                  1999                  1999
                                                             -------------        ------------
                                                             (In thousands)
Goodwill                                                       $ 146,462             $ 126,999
Other                                                              5,002                 4,926
                                                               ---------             ---------
                                                                 151,464               131,925

Less: Accumulated amortization                                    (2,976)               (2,028)
                                                               ---------             ---------
                                                               $ 148,488             $ 129,897
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

         Other intangible assets consist primarily of customer lists, telephone numbers and contractual rights related to yellow page advertisements that were acquired by the Company from floral businesses that have discontinued their operations. Other intangible assets are amortized over periods ranging from 5 to 10 years.

         Amortization expense related to goodwill and other intangible assets was $0.9 million and $0.2 million for the three months ended November 30, 1999 and 1998, respectively.

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, the Company periodically analyzes the carrying value of its goodwill and other intangible assets to assess recoverability from future operations using an undiscounted projected cash flow approach. Impairments are recognized in operating results to the extent that carrying value exceeds fair value.


  Income Taxes

         The Company has significant operating loss carryforwards available to offset future taxable income. Because of the uncertainty of future period income, the Company has provided a full valuation allowance against its related net deferred tax asset accounts. Accordingly, the Company has recorded no income tax provision or benefit for the three months ended November 30, 1999 and 1998. Gerald Stevens' future effective tax rate will depend on various factors, including the mix between state taxable income or losses, amounts of nondeductible goodwill, and the timing of adjustments to the valuation allowance on our net deferred tax assets.

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

  Comprehensive Income

         The Company has no components of comprehensive income. Accordingly, net loss equals comprehensive net loss for all periods presented.

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


2. Acquisitions

         From September 1, 1999 through November 30, 1999, we acquired 34 retail florist businesses located in existing markets, plus one new market in the United States and one new market in Canada for aggregate consideration of $18.9 million, consisting of $11.0 million in cash and 749,993 shares of our common stock valued at share prices ranging from $9.49 to $11.53 per share. All of the acquisitions were accounted for as business combinations under the purchase method of accounting and accordingly, are included in our condensed consolidated financial statements from the date of acquisition.

         During the first quarter of fiscal 2000, we also acquired certain intangible assets related to floral businesses that discontinued their operations. The acquired intangible assets consisted principally of customer lists, telephone numbers and yellow page advertising contractual rights. Aggregate consideration paid for all such intangible asset acquisitions was $53,000 in cash.

         Our strategic plan contemplates the closing or relocation of a number of our acquired retail stores within each of our targeted market areas. An assessment of which retail stores to close or relocate for all acquisitions consummated prior to December 31, 1998 has been completed. As a result of such assessment, additional purchase liabilities of approximately $1.6 million for costs associated with the shut down and consolidation of certain acquired retail stores were recorded (considering existing contractual lease obligations and management's estimate of future operating lease costs). For acquisitions consummated after December 31, 1998, management is in the process of completing such assessement. We expect to complete our assessemnt of retail store closures and relocations for all acquisitions consummated through August 31, 1999 by February 2000. Once management finalizes its assessment of the remaining retail stores to be closed or relocated, additional purchase liabilities are expected to be recognized. During the three months ended November 30, 1999, $10,000 was paid and charged against the established liability.

         The preliminary purchase price allocation for businesses acquired during the first quarter of fiscal year 2000 under the purchase method of accounting is as follows:

                                                                             November 30, 1999
                                                                             -----------------
                                                                              (in thousands)
        Tangible assets (includes cash acquired of $328)                       $     5,309
        Intangible assets                                                           18,702
        Liabilities                                                                 (5,039)
                                                                              ------------
                                                                               $    18,972
                                                                              ============

The pro forma results of operations, assuming each of the acquisitions described above was consummated as of the beginning of the periods presented, and each of the fiscal year 1999 acquisitions was consummated as of the beginning of the three month periods ended November 30, 1999 and 1998,respectively are as follows:


                                                      For the Three Months Ended November 30,
                                                           1999                   1998
                                                         -------------      ---------------
                                                       (In thousands, except per share data)
Revenue                                                  $      55,439      $       55,026
                                                         =============      ==============
Net income (loss)                                        $      (4,130)     $           66
                                                         =============      ==============

Diluted net income (loss) per share                      $       (0.09)     $         0.00
                                                         =============      ==============


3.  Property and Equipment, Net

            Property and equipment consisted of the following:

                                                                           November 30,       August 31,
                                                                              1999              1999
                                                                          ------------     -------------
                                                                                      (In thousands)
         Land, building and leasehold improvements                        $      9,918     $       8,502
         Furniture, fixtures and equipment                                       5,293             3,497
         Computer hardware and software                                          8,677             6,036
         Communication systems                                                   1,834             1,526
         Vehicles                                                                1,334               925
                                                                          ------------     -------------
                                                                                27,056            20,486
                                                                          ------------     -------------
         Less:  Accumulated depreciation and amortization                       (5,420)           (4,533)
                                                                          ------------     -------------
                                                                          $     21,636     $      15,953
                                                                          ============     =============


                                       11

4.       Accrued Liabilities

            Accrued liabilities consisted of the following:

                                                                       November 30,         August 31,
                                                                           1999               1999
                                                                       ----------          ----------
                                                                                (In thousands)
         Salaries and benefits                                         $    3,441          $   3,787
         Wire service                                                       2,975              3,104
         Store closure costs                                                1,622              1,632
         Acquired business consideration                                    1,916              1,459
         Other                                                              7,337              5,585
                                                                       ----------          ---------
                                                                       $   17,291          $  15,567
                                                                       ==========          =========


5.       Debt

Notes Payable

         Notes payable at November 30, 1999 and August 31, 1999 were $0.5 million and $2.0 million, respectively. The effective interest rates associated with these notes range from 7.00% to 10.12%. Notes payable for both periods consist principally of mortgage notes and installment notes for vehicles, equipment, and leasehold improvements assumed by the Company in connection with acquisitions completed during the latter part of each fiscal quarter. The Company pays substantially all these notes in full periodically, following the close of acquisitions.

  Long-Term Debt

         At November 30, 1999, outstanding borrowings under the Company's $40 million credit facility were $26.7 million and the Company was in compliance with all debt covenants. The effective Eurodollar borrowing rate and base rate as of November 30, 1999 were 8.38% and 9.5%, respectively.


6. Stockholders' Equity

         From September 1, 1999 to November 30, 1999, the Company issued 749,993 shares of its common stock with an aggregate value of $7.9 million to fund the non-cash portion of the total consideration for acquisitions completed during the period. Additionally, a total of 233,822 shares of common stock were issued for total consideration of $0.7 million in connection with stock options and warrants exercised during this same period.

7. Earnings Per Share

         Basic and diluted earnings per share in the accompanying condensed consolidated statements of operations are based upon the weighted average shares outstanding during the applicable period. The impact of common stock equivalents has not been included for the loss periods presented as they are anti-dilutive. The components of basic and diluted earnings per share are as follows:

                                                                                             For the Three Months
                                                                                               Ended November 30,
                                                                                            1999               1998
                                                                                         ---------           --------
                                                                                                 (In thousands)
Basic Average Shares Outstanding                                                            44,364             28,753
Common Stock Equivalents                                                                         -                  -
                                                                                         ---------           --------
Diluted Average Shares Outstanding                                                          44,364             28,753
                                                                                         =========           ========
Common stock equivalents not included in the calculation of
  diluted earnings per share because their impact is antidilutive                            2,177              2,005
                                                                                         =========           ========


8. Commitments and Contingencies


Supply Agreement

         On October 1, 1998, the Company entered into a five-year supply agreement with certain flower farms (the "Farms"). The agreement requires that the Farms provide to the Company a certain percentage of their flowers on a consignment basis. The Farms must produce and deliver a minimum number of stems for the Company during the growing year commencing on October 1, and ending on September 30. Each July, during the term of the agreement, the parties will meet to establish the minimum stem obligation for each flower type for the upcoming growing year. The Company has no obligation to pay for any flowers it receives from the Farms unless and until such flowers are sold by the Company.


   Business Combinations

         The Company may be required to make additional payments of up to $1.1 million to the sellers of three of the businesses that it acquired. Because the outcome of the contingencies underlying these payments are not yet determinable, the payments have not been recorded as a component of the cost of these acquisitions at November 30, 1999.

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


9.       Business Segments

        Gerald Stevens operates in two principal business segments: retail and order generation. The Company's reportable segments are strategic business units that offer different products and services. The Company evaluates the performance of its segments based on revenue and operating income. The Company's retail segment consists of the retail florists acquired as well as its import business. The Company's order generation business consists primarily of Florafax, National Flora, Calyx & Corolla and on-line businesses. There is no material intersegment revenue.

        The following table presents financial information regarding the Company's different business segments as of and for the three months ended November 30:

                                          1999               1998
                                       ---------           --------
                                              (In thousands)
Net revenue:
    Retail                              $ 39,137            $ 9,467
    Order generation                      10,067              3,756
                                        --------            -------
                                        $ 49,204            $13,223
                                        ========            =======
Operating income (loss):
    Retail                              $  1,208            $   539
    Order generation                        (266)               734
    Corporate                             (4,844)            (1,675)
                                        --------            -------
                                        $ (3,902)           $  (402)
                                        ========            =======
Identifiable assets:
    Retail                              $179,848            $48,158
    Order generation                      16,513             11,259
    Corporate                              8,929              5,680
                                        --------            -------
                                        $205,290            $65,097
                                        ========            =======

10. SUBSEQUENT EVENTS

   Business Combinations

         From December 1, 1999 through January 10, 2000, we acquired 15 retail florist businesses for total consideration of $3.6 million, consisting of $2.0 million in cash and 195,139 shares of our common stock valued at prices ranging from $7.44 to $10.35 per share.

Item 2.                      Management's Discussion And Analysis
                             ------------------------------------
                       Of Financial Condition And Results Of Operations
                       ------------------------------------------------

General

         Gerald Stevens, Inc. ("Gerald Stevens," or the "Company"), formerly known as Florafax International, Inc., is a leading integrated retailer and marketer of flowers, plants, and complementary gifts and decorative accessories. The Company operates the largest company-owned network of floral specialty retail stores with locations in 30 markets in the United States and Canada as of November 30, 1999. We are building a national brand and transforming the retail floral industry by integrating our operations throughout the floral supply chain, from product sourcing to delivery, and by managing every interaction with the customer, from order generation to order fulfillment. The Company owns and operates its own import operation and has relationships with leading growers around the world. Our national sales and marketing division permits us, through multiple distribution channels including the Internet, dial-up numbers and direct mail, to serve customers who do not visit or phone our retail stores.

         On April 30, 1999, Gerald Stevens and Gerald Stevens Retail, Inc. ("Gerald Stevens Retail"), completed a merger accounted for as a pooling of interests. This Management's Discussion and Analysis of Financial Condition and Results of Operations gives retroactive effect to the merger, and should be read in conjunction with our accompanying unaudited condensed consolidated financial statements. In the merger, we issued approximately 28.1 million shares of our common stock to the stockholders of Gerald Stevens Retail, resulting in the former Gerald Stevens Retail stockholders owning approximately 77.5% of the shares of our common stock immediately following the merger.


Forward-Looking Statements

         This Quarterly Report on Form 10-Q, as well as our other reports filed with the SEC and our press releases and other communications, contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock. In addition to general economic, business and market conditions, we are subject to risks and uncertainties that could cause such forward-looking statements to prove incorrect, including those stated in the "Risk Factors" section of the Form 10-K and the following:

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


Acquisitions

         In October and November, 1998, we entered the retail distribution segment of the floral industry by acquiring 10 retail florist businesses located in 9 markets throughout the United States for aggregate consideration of $37.2 million, consisting of $20.8 in cash and 4,644,514 shares of our common stock valued at prices ranging from $3.52 to $4.44 per share. During the period from December 1, 1998 to August 31, 1999 we acquired an additional 59 retail florist businesses located in existing markets and 19 new markets throughout the United States for aggregate consideration of $61.5 million, consisting of $46.1 million in cash and 2,416,420 shares of our common stock valued at prices ranging from $4.94 to $15.30 per share.

         During the three-month period ended November 30, 1999, we acquired an additional 34 retail florist businesses located in existing markets and two new markets for total consideration of $18.9 million, consisting of $11.0 million in cash and 749,993 shares of our common stock valued at prices ranging from $9.49 to $11.53 per share.

         Additionally, in October 1998, we acquired AGA Flowers, Inc., a floral import business, for total consideration of $2.9 million, consisting of $1.5 million in cash and 417,078 shares of our common stock valued at $3.52 per share.

         In March 1999, we acquired National Flora, a floral order generation business, for total consideration of $19.7 million, consisting of $10.0 million in cash and 1,552,500 shares of our common stock valued at $6.30 per share.

         In July 1999, we acquired Calyx & Corolla, Inc., a catalog and Internet-based floral order generation business for total consideration of $11.6 million, consisting of approximately $.1 million in cash, 934,435 shares of our common stock valued at $10.80 per share, and the assumption of stock option and warrant obligations which converted into rights to acquire 152,081 shares of our common stock at exercise prices ranging from $0.36 to $9.44 per share.

         All of the acquisitions discussed in the preceding paragraphs were accounted for as business combinations under the purchase method of accounting and accordingly, have been included in the consolidated financial statements from the date of acquisition.

         During the year ended August 31, 1999 and the three months ended November 30, 1999, we also acquired certain intangible assets related to floral businesses that discontinued their operations. The acquired intangible assets consisted principally of customer lists, telephone numbers and yellow page advertising contractual rights. Aggregate consideration paid for all such intangible asset acquisitions during the year ended August 31, 1999 was $4.5 million, consisting of $2.8 million in cash and 159,823 shares of our common stock at a price of $10.14 per share. Aggregate consideration paid for intangible asset acquisitions during the three months ended November 30, 1999 was $53,000 in cash.

Results of Operations

         Upon consummation of our merger with Gerald Stevens Retail, we redefined the manner in which we evaluate and report the operating results of our newly combined business for internal purposes. In this regard, we have chosen to break down our component businesses into two segments: (1) Retail and
(2) Order Generation. The Retail segment consists of all retail and import businesses and operations while the Order Generation segment consists of all non-retail order generation and fulfillment businesses and operations. The tables below present the results of operations through operating income (loss) of Gerald Stevens' Retail and Order Generation segments and Corporate for the three months ended November 30, 1999 and 1998.

         The Retail segment 1999 results include the operating results of the 69 retail florist businesses and one import business acquired during the year ended August 31, 1999 and the post-acquisition operating results of the 34 retail florist businesses acquired during the three months ended November 30, 1999. The Retail segment 1998 results include only the post-acquisition operating results of the initial 10 retail florist businesses and one import business acquired by the Company during October and November 1998.

         The Order Generation segment 1999 and 1998 results include the operating results of the Company's wire service, credit and charge card processing and The Flower Club business units. The Order Generation segment 1999 results additionally include the operating results of National Flora and Calyx & Corolla and the operating results of Gerald Stevens' recently formed Internet-based order generation businesses.

         Prior to the acquisition of its initial retail florist and import businesses on October 1, 1998, the Company operated only in the Order Generation segment. Results in the three-month period ended November 30, 1999, compared to the three-month period ended November 30, 1998, were significantly impacted by
(i) a full three months of operations in the 1999 period of the businesses acquired on October 1, 1998 and (ii) acquisitions of businesses after November 30, 1998.

         The tables below present the results of operations through operating income (loss) of the Company's Retail and Order Generation segments and Corporate for the three months ended November 30, 1999 and 1998, respectively.

                                                              Three Months Ended November 30, 1999
                                                    ---------------------------------------------------------
                                                                         (In thousands)

                                                                       Order
                                                       Retail       Generation       Corporate      Total
                                                       ------       ----------       ---------      -----
Revenue:
  Product sales, net                                    $ 35,184        $   2,273      $ $     -    $ 37,457
  Service and other revenue                                3,953            7,794              -      11,747
                                                    ---------------------------------------------------------
                                                          39,137           10,067              -      49,204

Operating Costs and Expenses:
  Cost of product sales                                   13,174              833              -      14,007
  Operating expenses                                      20,222                -              -      20,222
  Selling, general and administrative expenses             4,533            9,500          4,844      18,877
                                                    ---------------------------------------------------------
                                                          37,929           10,333          4,844      53,106

                                                    ---------------------------------------------------------
  Operating income (loss)                               $  1,208        $   (266)      $ (4,844)    $(3,902)
                                                    =========================================================


                                                              Three Months Ended November 30, 1998
                                                    ---------------------------------------------------------
                                                                         (In thousands)

                                                                       Order
                                                       Retail       Generation       Corporate      Total
                                                       ------       ----------       ---------      -----
Revenue:
  Product sales, net                                    $  8,695         $      -      $       -     $ 8,695
  Service and other revenue                                  772            3,756              -       4,528
                                                    ---------------------------------------------------------
                                                           9,467            3,756              -      13,223

Operating Costs and Expenses:
  Cost of product sales                                    3,848                -              -       3,848
  Operating expenses                                       4,333                -              -       4,333
  Selling, general and administrative expenses               747            3,022          1,590       5,359
  Merger expenses                                              -                -             85          85
                                                    ---------------------------------------------------------
                                                           8,928            3,022          1,675      13,625

                                                    ---------------------------------------------------------
  Operating income (loss)                                $   539         $    734      $ (1,675)     $ (402)
                                                    =========================================================

Retail Segment. Product sales within the Retail segment include sales of floral and gift products at retail businesses and sales of floral product by the Company's import business. Service and other revenue within the Retail segment is generated at the Company's retail businesses and consists of delivery and other service fees charged to customers and commissions on orders transmitted to and fulfilled by other retail florists. Total Retail segment revenue for the three months ended November 30, 1999 increased by $29.7 million to $39.1 million, compared to the same period in the prior year due principally to revenue generated at newly acquired businesses.

         Cost of product sales within the Retail segment includes the cost of products sold at retail businesses and at the Company's import business. Cost of product sales for the three months ended November 30, 1999 increased by $9.3 million to $13.2 million compared to the same period in the prior year due principally to cost of goods sold incurred by newly acquired businesses.

         Retail segment gross margins as a percentage of total revenue for the three months ended November 30, 1999 increased by 6.9% to 66.3% compared to the same period in the prior year. The majority of the gross margin percentage increase is related to a period-to-period change in mix between revenue at the Company's retail stores and revenue at its import business. As a result of acquisitions, higher margin retail store revenue has increased significantly more than lower margin import revenue over the past year. To a lesser extent, gross margins have improved due to the recent implementation of various national product purchasing programs at the Company's retail stores, including the sourcing of floral product from the Company's import business.

         Retail segment operating expenses for the three months ended November 30, 1999 increased by $15.9 million to $20.2 million compared to the same period in the prior year due principally to operating expenses incurred by newly acquired businesses. Retail segment operating expenses as a percentage of total revenue for the three months ended November 30, 1999 increased by 5.9% to 51.7% compared to the same period in the prior year. The majority of the percentage increase is related to the aforementioned period-to-period change in mix between the Company's retail store and import businesses and the fact that operating expenses as a percentage of revenue are significantly higher at the Company's retail stores compared to its import business.

         Retail segment selling, general and administrative expenses for the three months ended November 30, 1999 increased by $3.8 million to $4.5 million compared to the same period in the prior year due principally to expenses incurred by newly acquired businesses. Retail segment selling, general and administrative expenses as a percentage of total revenue for the three months ended November 30, 1999 increased by 3.7% to 11.6% compared to the same period in the prior year due principally to increases in wire commission, advertising and insurance expenses.

         Order Generation Segment. Product sales within the Order Generation segment for the three months ended November 30, 1999 reflect $2.3 million of sales made by Calyx & Corolla. Service and other revenue within the Order Generation segment consists of order generation commissions and processing fees, wire service dues and fees, and credit card processing fees. Total Order Generation segment service and other revenue for the three months ended November 30, 1999 increased by $4.0 million to $7.8 million compared to the same period in the prior year. This significant increase in revenue is due primarily to our acquisition of National Flora, which generated $3.0 million in revenue during the current period. Additionally, continued increases in The Flower Club revenue, revenue from the Company's recently formed Internet-based order generation business unit, and other revenue generated at Calyx & Corolla also contributed to the current period's service and other revenue increase.

         Cost of goods sold within the Order Generation segment for the three months ended November 30, 1999 reflect $.8 million of costs incurred at Calyx & Corolla. Calyx & Corolla gross margins as a percentage of total revenue was 64.4% during the current period.

         Total Order Generation segment selling, general and administrative expenses for the three months ended November 30, 1999 increased by $6.5 million to $9.5 million compared to the same period in the prior year. Selling, general and administrative expenses incurred by National Flora and Calyx & Corolla during the current period totaled $4.6 million and represent a significant portion of the current period expense increase. Additionally, start up costs of approximately $1.4 million were incurred in connection with the Company's recently formed Internet-based order generation business unit resulting in higher current period expenses. To a lesser extent, expense increases related to the expansion of The Flower Club business unit and expenses related to our acquired Flowerlink website also contributed to the higher current period expense levels.

         Corporate. Total Corporate selling, general and administrative expenses for the three months ended November 30, 1999 increased by $3.3 million to $4.8 million compared to the same period in the prior year due primarily to expenses incurred at Gerald Stevens' expanded corporate headquarters in Ft. Lauderdale, Florida and to the significant expansion of the Company into retail and other related segments of the floral industry. We plan to significantly expand our business over the next several years, largely through the acquisition of retail florist businesses. We also expect Corporate expenses to increase over this time period, due principally to integration costs planned to be incurred in connection with the development and implementation of centralized operational and financial systems and the establishment of the Gerald Stevens brand name.

         Interest. Interest expense for the three months ended November 30, 1999 was $.4 million compared to interest expense of $68,000 in the same period of the prior year. The increase in interest expense during the current period is due to increased borrowings under the Company's revolving credit facilities to finance the expansion of its business activities.

         Income Taxes. The Company has significant operating loss carryforwards available to offset future taxable income. Because of the uncertainty of future period income, the Company has provided a full valuation allowance against its related net deferred tax asset accounts. Accordingly, the Company has recorded no income tax provision or benefit for the three months ended November 30, 1999 and 1998. Gerald Stevens' future effective tax rate will depend on various factors, including the mix between state taxable income or losses, amounts of nondeductible goodwill, and the timing of adjustments to the valuation allowance on our net deferred tax assets.


Liquidity and Capital Resources

         We had cash and cash equivalents of $2.0 million and $4.6 million as of November 30, 1999 and August 31, 1999, respectively. Cash and cash equivalents decreased by $2.6 million during the three months ended November 30, 1999 and increased by $2.0 million during the three months ended November 30, 1998. The major components of these changes are discussed below.

         Cash used in operating activities for the three months ended November 30, 1999 was $6.5 million compared to $.8 million for the same period last year. Cash usage increased during the current period as the result of higher net losses related to the Company's expansion into the retail distribution and Internet segments of the floral industry and increased seasonal working capital needs.

         The cash portion of the purchase prices for all acquisitions completed by the Company, net of cash acquired, during the three months ended November 30, 1999 and 1998 aggregated $11.5 million and $20.6 million, respectively, as more fully described in the preceding section entitled "Acquisitions." Capital expenditures during the three months ended November 30, 1999 totaled $5.4 million compared to capital expenditures of $.5 million in the same period of the prior year. Capital expenditures primarily include computer hardware, software and communication system expenditures related to the expansion of our retail and order generation businesses.

         During the three months ended November 30, 1999, the Company issued a total of 233,822 shares of its common stock for total consideration of $.7 million in connection with the exercise of stock options and warrants. During the three months ended November 30, 1998, we issued 6,185,137 shares of our common stock in private placement transactions for total consideration of $20.6 million, net of placement fees and expenses, and also collected a $4.2 million stock subscription receivable balance related to the initial capitalization of Gerald Stevens Retail.

         During the three months ended November 30, 1999, the Company borrowed a net amount of $22.3 million on its existing revolving credit facility and repaid $2.1 million of debt incurred in connection with certain retail florist acquisitions. A total of $1.1 million of debt related to a prior revolving credit facility, which was terminated in June 1999, was repaid during the three months ended November 30, 1998.

         The outstanding balance on the Company's revolving credit facility at November 30, 1999 was $26.7 million. We are currently in discussions with a number of financial institutions regarding their participation in a proposed syndication of our bank credit facility. In this regard, we intend to increase the borrowing limits under our credit facility from $40.0 million to approximately $50.0 to $75.0 million. However, there can be no assurance that we will be successful in increasing such borrowing limits, or that any such increase can be made on terms comparable to our current credit facility.

         We believe that cash flows from operating activities, in addition to borrowings from our current credit facilities, will provide adequate funds to meet the ongoing cash requirements of our existing business over the next 12 months. However, failure to increase our current bank borrowing limits or otherwise raise additional capital could limit our ability to acquire new businesses or otherwise expand our existing business in accordance with our current operating plan. Further, we cannot provide assurance that the occurrence of unplanned events, including temporary or long-term adverse changes in global capital markets, will not interrupt or curtail our short-term or long-term growth plans.


Year 2000 Issue

         The Company had successfully completed all Year 2000 remediation, replacement, and testing prior to January 1, 2000. Through January 10, 2000, the Company has experienced no Year 2000 problems that affected business operations. The Company's business partners have reported no Year 2000 problems. At this time, the Company does not expect any future problems related to Year 2000 to materialize. However, the Company will continue to monitor the systems for potential issues over the next six months through normal operational and support processes.


Impact of Recently Issued Accounting Standards

         In June 1999, The Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133. Statement No. 137 defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS Statement No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2001. We believe the adoption of this Statement will not have a material effect on the earnings and financial position of the Company.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
-------   ---------------------------------

         (a)      Exhibits.  The following are being filed as exhibits to this
                  Report:

                  -- Non-plan Option Agreement, dated October 15, 1999, between Gerald Stevens, Inc. and Robert L. Johnson

                  --   financial data schedule

          (b) Reports on Form 8-K. We filed no Reports on Form 8-K during the quarter ended November 30, 1999 and to date in the following quarter.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GERALD STEVENS, INC.
                                             --------------------
                                             (Registrant)





Date: January 14, 2000                       By /s/ Albert J. Detz
                                                --------------------------------
                                                Albert J. Detz
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Accounting Officer)

                              Gerald Stevens, Inc.

                          Quarterly Report on Form 10-Q
                     for the quarter ended November 30, 1999


                                  EXHIBIT INDEX


Exhibit No.                          Description
-----------                          -----------

     10.1 Non-plan Option Agreement, dated October 15, 1999, between Gerald Stevens, Inc. and Robert L. Johnson

     27      Financial Data Schedule