Form 10-Q
period 2000-02-29
GERALD STEVENS INC/
filed 2000-04-12
CIK 37525

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (Mark One)

          |X| Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                     For the Quarterly Period Ended February 29, 2000

                     or

          |_| Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Transition Period from _________ to ___________

                         Commission File Number: 0-05531

                              Gerald Stevens, Inc.
                              --------------------
             (Exact Name of Registrant as Specified in its Charter)

             Florida                                       41-0719035
             -------                                       ----------
     (State of Incorporation)                  (IRS Employer Identification No.)

      301 East Las Olas Boulevard, Suite 300
             Ft. Lauderdale, Florida                           33301
             -----------------------                           -----
  (Address of Principal Executive Offices)                   (Zip Code)

       Registrant's Telephone Number, Including Area Code: (954) 713-5000

              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         On April 11, 2000 the registrant had 48,931,652 outstanding shares of common stock, par value $.01 per share.

                              GERALD STEVENS, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                               Page No.
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of February 29, 2000 and August 31, 1999       1
         Condensed Consolidated Statements of Operations for the Three and Six Months
                  Ended February 29, 2000 and February 28, 1999                                  2
         Condensed Consolidated Statement of Changes in Stockholders' Equity for the Six
                  Months ended February 29, 2000                                                 3
         Condensed Consolidated Statements of Cash Flows for the Six Months ended
                  February 29, 2000 and February 28, 1999                                        4
         Notes to Condensed Consolidated Financial Statements                                    5

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                           14



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                      23

Item 4.  Submission of Matters to a Vote of Security Holders                                    23

Item 6.  Exhibits and Reports on Form 8-K                                                       24

Signatures                                                                                      25

PART 1.  FINANCIAL INFORMATION

                              GERALD STEVENS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                                          February 29,    August 31,
                                                                                                             2000            1999
                                                                                                         -------------    ----------
                                                                                                         (Unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                            $   2,956       $   4,602
     Accounts receivable, net                                                                                22,628          10,074
     Inventories                                                                                             12,915           8,454
     Prepaid and other current assets                                                                         4,409           2,653
                                                                                                          ---------       ---------
                 Total current assets                                                                        42,908          25,783
                                                                                                          ---------       ---------
PROPERTY AND EQUIPMENT, net                                                                                  26,044          15,953
                                                                                                          ---------       ---------
OTHER ASSETS:
     Intangible assets, net                                                                                 161,140         129,897
     Other                                                                                                    1,826           1,390
                                                                                                          ---------       ---------
                  Total other assets                                                                        162,966         131,287
                                                                                                          ---------       ---------
                  Total assets                                                                            $ 231,918       $ 173,023
                                                                                                          =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                                                        $     481       $   2,009
     Accounts payable                                                                                        28,777          12,551
     Accrued liabilities                                                                                     18,553          15,567
     Deferred revenue                                                                                         3,226           2,164
                                                                                                          ---------       ---------
                   Total current liabilities                                                                 51,037          32,291
                                                                                                          ---------       ---------
LONG-TERM DEBT                                                                                               31,900           4,340
                                                                                                          ---------       ---------
OTHER                                                                                                           681             419
                                                                                                          ---------       ---------
                   Total liabilities                                                                         83,618          37,050
                                                                                                          ---------       ---------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
     Preferred stock, $10 par value, 600,000 shares authorized, none issued                                    --               --
     Common stock $0.01 par value, 250,000,000 shares authorized, 45,757,042 and 44,011,401 shares issued and outstanding on February 29, 2000 and August 31,
         1999, respectively                                                                                     457             440
     Additional paid-in capital                                                                             168,553         155,224
     Accumulated deficit                                                                                    (19,094)        (18,075)
     Treasury stock, 519,975 shares at cost                                                                  (1,616)         (1,616)
                                                                                                          ---------       ---------
                    Total stockholders' equity                                                              148,300         135,973
                                                                                                          ---------       ---------
                    Total liabilities and stockholders' equity                                            $ 231,918       $ 173,023
                                                                                                          =========       =========


The accompanying notes are an integral part of these condensed consolidated statements.

                              GERALD STEVENS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (In thousands, except per share data)

                                                                                Three Months Ended             Six Months Ended
                                                                             -------------------------    --------------------------
                                                                             February 29,  February 28,   February 29,  February 28,
                                                                                2000           1999          2000           1999
                                                                                ----           ----          ----           ----
REVENUE:
     Product sales, net                                                      $  63,186      $  19,678      $ 100,643      $  28,373
     Service and other revenue                                                  18,393          7,094         30,140         11,622
                                                                             ---------      ---------      ---------      ---------
                                                                                81,579         26,772        130,783         39,995
                                                                             ---------      ---------      ---------      ---------
OPERATING COSTS AND EXPENSES:
     Cost of product sales                                                      22,545          8,896         36,552         12,744
     Operating expenses                                                         27,716          9,023         47,355         13,356
     Selling, general and administrative expenses                               27,353          8,901         46,814         14,260
     Merger expenses                                                               --           3,966            --           4,051
                                                                             ---------      ---------      ---------      ---------
                                                                                77,614         30,786        130,721         44,411
                                                                             ---------      ---------      ---------      ---------
                   Operating income (loss)                                       3,965         (4,014)            62         (4,416)
                                                                             ---------      ---------      ---------      ---------

OTHER INCOME (EXPENSE):
     Interest expense                                                             (531)          (115)          (925)          (183)
     Interest income                                                                13             66             29            173
     Other income                                                                  179             66            160             96
                                                                             ---------      ---------      ---------      ---------
                                                                                  (339)            17           (736)            86
                                                                             ---------      ---------      ---------      ---------
                  Income (loss) before provision for income taxes                3,626         (3,997)          (674)        (4,330)

PROVISION FOR INCOME TAXES                                                         345          2,127            345          2,127
                                                                             ---------      ---------      ---------      ---------
                  Net income (loss)                                          $   3,281      $  (6,124)     $  (1,019)     $  (6,457)
                                                                             =========      =========      =========      =========



BASIC INCOME (LOSS) PER SHARE                                                $    0.07      $   (0.18)     $   (0.02)     $   (0.21)
                                                                             =========      =========      =========      =========

DILUTED INCOME (LOSS) PER SHARE                                              $    0.07      $   (0.18)     $   (0.02)     $   (0.21)
                                                                             =========      =========      =========      =========

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING:
         Basic                                                                  45,323         33,532         44,844         31,198
                                                                             =========      =========      =========      =========

         Diluted                                                                46,293         33,532         44,844         31,198
                                                                             =========      =========      =========      =========


The accompanying notes are an integral part of these condensed consolidated statements.

                              GERALD STEVENS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                                 (In thousands)

                                                            Common Stock
                                                        -----------------------   Additional
                                                                       Par         Paid-In    Accumulated    Treasury
                                                         Shares       Value        Capital      Deficit       Stock         Total
                                                         ------       -----        -------      -------       -----         -----
BALANCE, August 31, 1999                                  44,011    $     440    $ 155,224    $ (18,075)    $  (1,616)    $ 135,973
    Sale of common stock, net                                328            3          948         --            --             951
    Common stock issued in acquisitions                    1,418           14       12,381         --            --          12,395
    Net loss                                                --           --           --         (1,019)         --          (1,019)
                                                       ---------    ---------    ---------    ---------     ---------     ---------
BALANCE, February 29, 2000                                45,757    $     457    $ 168,553    $ (19,094)    $  (1,616)    $ 148,300
                                                       =========    =========    =========    =========     =========     =========

The accompanying notes are an integral part of these condensed consolidated statements.

                              GERALD STEVENS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                                                        Six Months Ended
                                                                                            ----------------------------------------
                                                                                            February 29, 2000      February 28, 1999
                                                                                            -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                    $ (1,019)               $ (6,457)
     Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
            Deferred income tax expense                                                               --                       25
            Depreciation and amortization                                                           4,389                   1,078
            Compensation expense under stock option plan                                              --                    1,373
            Provision for doubtful accounts                                                           133                      76
            Changes in assets and liabilities, net of acquisitions:
                Accounts receivable                                                               (10,751)                 (3,868)
                Inventories                                                                        (1,669)                    219
                Prepaid, other current and current deferred tax assets                             (1,505)                    213
                Other assets and deferred tax assets                                                 (718)                  1,908
                Accounts payable                                                                   11,237                   1,985
                Accrued liabilities                                                                   699                   2,920
                Other long-term liabilities                                                           262                      43
                                                                                                 --------                --------
                     Net cash provided by (used in) operating activities                            1,058                    (485)
                                                                                                 --------                --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                         (10,970)                 (1,359)
     Collection of amounts due from former owners of acquired subsidiary                              --                    1,300
     Advance to subsequently acquired company                                                         --                     (113)
     Payments for acquisitions, net of cash acquired                                              (17,088)                (25,638)
                                                                                                 --------                --------
                     Net cash used in investing activities                                        (28,058)                (25,810)
                                                                                                 --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net                                                      951                  25,523
     Payments on long-term debt                                                                    (3,007)                 (1,304)
     Payment of commitment fee on credit facility                                                     --                     (304)
     Proceeds from credit facility                                                                 83,280                  16,900
     Payment of credit facility                                                                   (55,870)                (16,900)
                                                                                                 --------                --------
                    Net cash provided by financing activities                                      25,354                  23,915
                                                                                                 --------                --------
                    Net decrease in cash and cash equivalents                                      (1,646)                 (2,380)

CASH AND CASH EQUIVALENTS, beginning of period                                                      4,602                   7,148
                                                                                                 --------                --------
CASH AND CASH EQUIVALENTS, end of period                                                         $  2,956                $  4,768
                                                                                                 ========                ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                                    $    843                $     74
                                                                                                 ========                ========
     Cash paid during the period for income taxes                                                $    --                 $    320
                                                                                                 ========                ========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
     Common stock issued in acquisitions                                                         $ 12,395                $ 22,980
                                                                                                 ========                ========


The accompanying notes are an integral part of these condensed consolidated statements.

                              GERALD STEVENS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               (ALL AMOUNTS AND RELATED DISCLOSURES APPLICABLE TO
              THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2000 AND
                        FEBRUARY 28, 1999 ARE UNAUDITED)

1. General and Summary of Significant Accounting Policies

   Organization and Operations

         Gerald Stevens, Inc. ("Gerald Stevens", the "Company" or "We") is a leading integrated retailer and marketer of flowers, plants and complementary gifts and decorative accessories. We operate the largest company-owned network of floral specialty retail stores, with locations in 35 markets in the United States and Canada as of February 29, 2000. We are building a national brand and transforming the retail floral industry by integrating our operations throughout the floral supply chain, from product sourcing to delivery, and by managing every interaction with the customer, from order generation to order fulfillment. We own and operate our own import operation and have relationships with leading growers around the world. Our national sales and marketing division permits us, through multiple distribution channels, including the Internet, dial-up numbers and direct mail, to serve customers who do not visit or phone our retail stores.

  Basis of Presentation

         The accompanying condensed consolidated financial statements of the Company have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The information in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999, as amended (the "Form 10-K").

         The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Interim results of operations for the three and six months ended February 29, 2000 and February 28, 1999 are not necessarily indicative of operating results for the full fiscal years or for any future periods.

         Previously reported amounts have been reclassified to make them consistent with the current presentation.

Intangible Assets

         Intangible assets consisted of the following:

                                                  February 29,        August 31,
                                                      2000               1999
                                                      ----               ----
                                                          (In thousands)

Goodwill                                            $ 160,255         $ 126,999
Other                                                   5,158             4,926
                                                    ---------         ---------
                                                      165,413           131,925

Less: Accumulated amortization                         (4,273)           (2,028)
                                                    ---------         ---------
                                                    $ 161,140         $ 129,897
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

         Amortization expense related to goodwill and other intangible assets was $1.3 million and $2.2 million for the three and six months ended February 29, 2000, respectively, as compared to $0.2 million and $0.4 million for the three and six months ended February 28, 1999, respectively.

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

Income Taxes

         The Company has significant operating loss carryforwards available to offset future federal taxable income. Because of the uncertainty of future period income, the Company has provided a full valuation allowance against its related net deferred tax asset accounts. Accordingly, the Company has recorded no federal income tax provision or benefit for the three and six months ended February 29, 2000. However, the Company currently pays income tax in certain states and as a result, recorded a provision of $0.3 million for the three and six month periods ended February 29, 2000. Gerald Stevens' future effective tax rate will depend on various factors, including the mix between state taxable income or losses, amounts of nondeductible goodwill, and the timing of adjustments to the valuation allowance on our net deferred tax assets.

Seasonality

         The floral industry has historically been seasonal, with higher revenue and net income generated during holidays such as Thanksgiving, Christmas, Valentine's Day, Easter and Mother's Day. Conversely, during the summer months, floral retailers tend to experience a decline in revenue and net income. In addition, the floral industry in general may be affected by economic conditions and other factors, including floral promotions, competition and the weather conditions in key flower-growing regions.

Comprehensive Income

         The Company has no components of comprehensive income. Accordingly, net income (loss) equals comprehensive net income (loss) for all periods presented.

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

2. Acquisitions

         From September 1, 1999 through February 29, 2000, we acquired 60 retail florist businesses located in existing markets, six new markets in the United States and one new market in Canada for aggregate consideration of $28.8 million, consisting of $16.4 million in cash and 1,417,928 shares of our common stock valued at share prices ranging from $5.72 to $11.53 per share. All of the acquisitions were accounted for as business combinations under the purchase method of accounting, and accordingly, are included in our condensed consolidated financial statements from the date of acquisition.

         During the six months ended February 29, 2000, we also acquired certain intangible assets related to floral businesses that discontinued their operations. The acquired intangible assets consisted principally of customer lists, telephone numbers and yellow page advertising contractual rights. Aggregate consideration paid for all such intangible asset acquisitions was $0.2 million in cash.

         Our strategic plan contemplates the closing or relocation of a number of our acquired retail stores within each of our targeted market areas. An assessment of which retail stores to close or relocate for all acquisitions consummated prior to May 31, 1999, as well as some acquisitions consummated in the fourth quarter of fiscal 1999, has been completed. As a result of such assessment, additional purchase liabilities of approximately $2.8 million for costs associated with the shut down and consolidation of certain acquired retail stores were recorded (considering existing contractual lease obligations and management's estimate of future operating lease costs). For all remaining acquisitions consummated after May 31, 1999, we are in the process of completing such assessment. We expect to complete our assessment of retail store closures and relocations for all acquisitions consummated through August 31, 1999 by May 2000. Once we finalize our assessment of the remaining retail stores to be closed or relocated, additional purchase liabilities are expected to be recognized. During the six months ended February 29, 2000, $80,000 was paid and charged against the established liability. The following table summarizes the closed store liability activity for the six months ended February 29, 2000:


                                                                  (In thousands)
                                                                  --------------

Balance at August 31, 1999                                            $ 1,632

      Additional purchase liability for the six months ended
      February 29 2000                                                  1,217

      Cash payments for the six months ended
      February 29, 2000                                                   (80)
                                                                  ------------
Balance at February 29, 2000                                          $ 2,769
                                                                  ============

         The preliminary purchase price allocation for businesses acquired during the six months ended February 29, 2000 under the purchase method of accounting is as follows:

                                                                (In thousands)

        Tangible assets (includes cash acquired of $767)         $     7,160
        Intangible assets                                             29,624
        Liabilities                                                   (8,008)
                                                                 -----------
                                                                 $    28,776
                                                                 ===========


          The Company's pro forma results of operations, assuming each of the acquisitions described above and each of the fiscal year 1999 acquisitions were consummated as of the beginning of the periods presented, are as follows:

                                              For the Six Months Ended
                                     February 29, 2000         February 28, 1999
                                         (In thousands, except per share data)

Revenue                               $ 145,780                    $ 137,304
                                      =========                    =========
Net income (loss)                     $      46                    $  (2,749)
                                      =========                    =========

Diluted net income (loss) per share   $    0.00                    $   (0.06)
                                      =========                    =========

3.  Property and Equipment, Net

         Property and equipment consisted of the following:

                                                                          February 29,             August 31,
                                                                              2000                   1999
                                                                              ----                   ----
                                                                                     (In thousands)
Land, building and leasehold improvements                                   $ 11,031                $  8,502
Furniture, fixtures and equipment                                              5,721                   3,497
Computer hardware and software                                                12,132                   6,036
Communication systems                                                          2,166                   1,526
Vehicles                                                                       1,467                     925
                                                                            --------                --------
                                                                              32,517                  20,486
Less:  Accumulated depreciation and amortization                              (6,473)                 (4,533)
                                                                            --------                --------
                                                                            $ 26,044                $ 15,953
                                                                            ========                ========

4. Accrued Liabilities

         Accrued liabilities consisted of the following:

                                                         February 29,                August 31,
                                                            2000                        1999
                                                            ----                        ----
                                                                    (In thousands)
Salaries and benefits                                     $ 4,510                     $ 3,787
Wire Service                                                2,021                       3,104
Store closure costs                                         2,769                       1,632
Taxes-non payroll                                           1,952                         669
Insurance                                                   1,237                         448
Acquired business consideration                               672                       1,459
Other                                                       5,392                       4,468
                                                          -------                     -------
                                                          $18,553                     $15,567
                                                          =======                     =======

5.  Debt

  Notes Payable

         Notes payable at February 29, 2000 and August 31, 1999 were $0.5 million and $2.0 million, respectively. The effective interest rates associated with these notes range from 7.00% to 10.12%. Notes payable for both periods consist principally of mortgage notes and installment notes for vehicles, equipment, and leasehold improvements assumed by the Company in connection with acquisitions completed during the latter part of each fiscal quarter. The Company substantially pays all these notes in full periodically, following the close of acquisitions.

  Long-Term Debt

         At February 29, 2000, outstanding borrowings under the Company's $40 million credit facility were $31.9 million. The effective Eurodollar borrowing rate and base rate as of February 29, 2000 were 7.89% and 9.25%, respectively.

6. Stockholders' Equity

         From September 1, 1999 to February 29, 2000, the Company issued 1,417,928 shares of its common stock with an aggregate value of $12.4 million to fund the non-cash portion of the total consideration for acquisitions completed during the period. Additionally, a total of 327,713 shares of common stock were issued for total consideration of $1.0 million in connection with stock options and warrants exercised during this same period.

7. Earnings Per Share

         Basic and diluted earnings per share in the accompanying condensed consolidated statements of operations are based upon the weighted average shares outstanding during the applicable period. The impact of common stock equivalents has not been included for the loss periods presented as they are anti-dilutive. The components of basic and diluted earnings per share are as follows:

                                                                              For the Three Months           For the Six Months
                                                                                     Ended                           Ended
                                                                       February 29,      February 28,   February 29,    February 28,
                                                                            2000             1999           2000            1999
                                                                            ----             ----           ----            ----
                                                                               (In thousands)                   (In thousands)
Basic Average Shares Outstanding                                           45,323           33,532           44,844         31,198
Common Stock Equivalents                                                      970             --               --             --
                                                                           ------           ------           ------         ------
Diluted Average Shares Outstanding                                         46,293           33,532           44,844         31,198
                                                                           ======           ======           ======         ======
Common stock equivalents not included in the calculation of
  diluted earnings per share because their impact is antidilutive             265            2,542            2,098          2,542
                                                                           ======           ======           ======         ======



8. Commitments and Contingencies

  Supply Agreement

         On October 1, 1998, the Company entered into a five-year supply agreement with certain flower farms (the "Farms"). The agreement requires that the Farms provide to the Company a certain percentage of their flowers on a consignment basis. The Farms must produce and deliver a minimum number of stems for the Company during the growing year commencing on October 1. Each July, during the term of the agreement, the parties will meet to establish the minimum stem obligation for each flower type for the upcoming growing year. The Company has no obligation to pay for any flowers it receives from the Farms unless and until such flowers are sold by the Company.

Business Combinations

         The Company may be required to make additional payments of up to $0.9 million to the sellers of three of the businesses that it acquired. Because the outcome of the contingencies underlying these payments are not yet determinable, the payments have not been recorded as a component of the cost of these acquisitions at February 29, 2000.

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

9.   Business Segments

        Gerald Stevens operates in two principal business segments: retail and order generation. The Company's reportable segments are strategic business units that offer different products and services. The Company evaluates the performance of its segments based on revenue and operating income. The Company's retail segment consists of the retail florists acquired as well as its import business. The Company's order generation business consists primarily of Florafax, National Flora, Calyx & Corolla and on-line businesses. There is no material inter-segment revenue.

        The following table presents financial information regarding the Company's different business segments as of and for the six months ended on the dates set forth below:

                                          February 29,              February 28,
                                             2000                       1999
                                             ----                       ----
                                                     (In thousands)
Net revenue:
    Retail                                 $ 102,470                  $  31,109
    Order generation                          28,313                      8,886
                                           ---------                  ---------
                                           $ 130,783                  $  39,995
                                           =========                  =========

Operating income (loss):
    Retail                                 $   8,676                  $   2,390
    Order generation                           1,034                      1,534
    Corporate                                 (9,648)                    (8,340)
                                           ---------                  ---------
                                           $      62                  $  (4,416)
                                           =========                  =========

Identifiable assets:
    Retail                                 $ 168,042                  $  58,505
    Order generation                          52,080                     11,973
    Corporate                                 11,796                      1,067
                                           ---------                  ---------
                                           $ 231,918                  $  71,545
                                           =========                  =========


10. SUBSEQUENT EVENTS

   Business Combinations

         From March 1, 2000 through April 10, 2000, we acquired 19 retail florist businesses for total consideration of $5.1 million, consisting of $2.2 million in cash and

437,585 shares of our common stock valued at prices ranging from $6.20 to $7.27 per share.

   Private Placement

         In March 2000, Gerald Stevens completed a private placement in which 3,257,000 shares of its common stock were sold to institutional investors at $7.00 per share. Proceeds received from the offering, net of expenses, were approximately $22.0 million and will be used for general corporate purposes.

Item 2.                      Management's Discussion And Analysis
                             ------------------------------------
                       Of Financial Condition And Results Of Operations
                       ------------------------------------------------

General

         Gerald Stevens, Inc. ("Gerald Stevens," the "Company" or "We"), formerly known as Florafax International, Inc., is a leading integrated retailer and marketer of flowers, plants, and complementary gifts and decorative accessories. The Company operates the largest company-owned network of floral specialty retail stores with locations in 35 markets in the United States and Canada as of February 29, 2000. We are building a national brand and transforming the retail floral industry by integrating our operations throughout the floral supply chain, from product sourcing to delivery, and by managing every interaction with the customer, from order generation to order fulfillment. The Company owns and operates its own import operation and has relationships with leading growers around the world. Our national sales and marketing division permits us, through multiple distribution channels including the Internet, dial-up numbers and direct mail, to serve customers who do not visit or phone our retail stores.

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

Forward-Looking Statements

         This Quarterly Report on Form 10-Q, as well as our other reports filed with the SEC and our press releases and other communications, contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock. In addition to general economic, business and market conditions, we are subject to risks and uncertainties that could cause such forward-looking statements to prove incorrect, including those stated in the "Risk Factors" section of the Annual Report on Form 10-K for the fiscal year ended August 31, 1999 as amended on Form 10-K/A, and the following:

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

Acquisitions

         In October 1998, we entered the retail distribution segment of the floral industry. From October 1, 1998 through August 31, 1999 we acquired 69 retail florist businesses located in 28 markets throughout the United States for total aggregate consideration of $98.7 million, consisting of $66.8 million in cash and 7,060,934 shares of our common stock valued at share prices ranging from $3.52 per share to $15.30 per share. Additionally, in October 1998, we acquired AGA Flowers, Inc., a floral import business, for total consideration of $2.9 million, consisting of $1.5 million in cash and 417,078 shares of our common stock valued at $3.52 per share.

         During the six-month period ended February 29, 2000, we acquired an additional 60 retail florist businesses located in existing markets and seven new markets for total consideration of $28.8 million, consisting of $16.4 million in cash and 1,417,928 shares of our common stock valued at prices ranging from $5.72 to $11.53 per share.

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

         All of the acquisitions discussed in the preceding paragraphs were accounted for as business combinations under the purchase method of accounting and have been included in our consolidated financial statements from the date of acquisition.

         During the year ended August 31, 1999 and the six months ended February 29, 2000, we also acquired certain intangible assets related to floral businesses that discontinued their operations. The acquired intangible assets consisted principally of customer lists, telephone numbers and yellow page advertising contractual rights. Aggregate consideration paid for all such intangible asset acquisitions during the year ended August 31, 1999 was $4.5 million, consisting of $2.8 million in cash and 159,823 shares of our common stock at a price of $10.14 per share. Aggregate consideration paid for intangible asset acquisitions during the six months ended February 29, 2000 was $0.2 million in cash.

Results of Operations

         Upon consummation of our merger with Gerald Stevens Retail, we redefined the manner in which we evaluate and report the operating results of our newly combined business for internal purposes. In this regard, we have chosen to break down our component businesses into two segments: (1) Retail and
(2) Order Generation. The Retail segment consists of all retail and import businesses and operations while the Order Generation segment consists of all non-retail order generation and fulfillment businesses and operations. The tables below present the results of operations through operating income (loss) of Gerald Stevens' Retail and Order Generation segments and Corporate for the three and six month periods ended February 29, 2000 and February 28, 1999.

         The Retail segment 2000 results include the operating results of the 69 retail florist businesses and one import business acquired during the year ended August 31, 1999 and the post-acquisition operating results of the 60 retail florist businesses acquired during the six months ended February 29, 2000. The Retail segment 1999 results include only the post-acquisition operating results of the initial 17 retail florist businesses and one import business acquired by the Company from October 1, 1998 to February 28, 1999.

         The Order Generation segment 2000 and 1999 results include the operating results of the Company's wire service, credit and charge card processing and The Flower Club business units, in addition to the activities of Gerald Stevens' recently formed Internet-based order generation business. The Order Generation segment 2000 results additionally include the operating results of National Flora and Calyx & Corolla. Prior to the acquisition of its initial retail florist and import businesses on October 1, 1998, the Company operated only in the Order Generation segment.

         The tables below present the results of operations through operating income (loss) of the Company's Retail and Order Generation segments and Corporate for the three and six month periods ended February 29, 2000 and February 28, 1999, respectively.

                                                                                   Unaudited

                                                                        Three Months Ended February 29, 2000
                                                                        ------------------------------------
                                                                               (dollars in thousands)
                                                                              Order          Corporate
                                                            Retail         Generation         Overhead             Total
                                                            ------         ----------         --------             -----
Revenue:
 Product sales, net                                         $ 56,349         $  6,837        $     --            $ 63,186
 Service and other revenue                                     6,984           11,409              --              18,393
                                                            -------------------------------------------------------------
                                                              63,333           18,246              --              81,579

Operating costs and expenses:
 Cost of Product Sales                                        20,269            2,276              --              22,545
 Operating                                                    27,716               --              --              27,716
 Selling, general and administrative                           7,877           14,667           4,809              27,353
 Merger expenses                                                  --               --              --                  --
                                                            -------------------------------------------------------------
                                                              55,862           16,943           4,809              77,614

                                                            -------------------------------------------------------------
 Operating income (loss)                                    $  7,471         $  1,303        ($ 4,809)           $  3,965
                                                            =============================================================

[RESTUBBED TABLE]

                                                                                         Unaudited

                                                                          Three Months Ended February 28, 1999
                                                                          ------------------------------------
                                                                                  (dollars in thousands)
                                                                                Order          Corporate
                                                              Retail         Generation         Overhead             Total
                                                              ------         ----------         --------              -----
Revenue:
 Product sales, net                                          $ 19,678        $    --            $    --             $ 19,678
 Service and other revenue                                      1,964           5,130                --                7,094
                                                             ---------------------------------------------------------------
                                                               21,642           5,130                --               26,772

Operating costs and expenses:
 Cost of Product Sales                                          8,896             --                 --                8,896
 Operating                                                      9,023             --                 --                9,023
 Selling, general and administrative                            1,872           4,330              2,699               8,901
 Merger expenses                                                  --              --               3,966               3,966
                                                             ---------------------------------------------------------------
                                                               19,791           4,330              6,665              30,786

                                                             ---------------------------------------------------------------
 Operating income (loss)                                     $  1,851        $    800           ($ 6,665)           ($ 4,014)
                                                             ===============================================================


                                                                       Six Months Ended February 29, 2000
                                                                       ----------------------------------
                                                                              (dollars in thousands)
                                                                              Order          Corporate
                                                             Retail         Generation         Overhead             Total
                                                             ------         ----------         --------              -----
Revenue:
 Product sales, net                                         $  91,533       $   9,110          $     --            $ 100,643
 Service and other revenue                                     10,937          19,203                --               30,140
                                                            ----------------------------------------------------------------
                                                              102,470          28,313                --              130,783

Operating costs and expenses:
 Cost of Product Sales                                         33,443           3,109                --               36,552
 Operating                                                     47,355             --                 --               47,355
 Selling, general and administrative                           12,996          24,170              9,648              46,814
 Merger expenses                                                  --              --                 --                  --
                                                            ----------------------------------------------------------------
                                                               93,794          27,279              9,648             130,721

                                                            ----------------------------------------------------------------
 Operating income (loss)                                    $   8,676       $   1,034          ($  9,648)          $      62
                                                            ================================================================

[RESTUBBED TABLE]

                                                                           Six Months Ended February 28, 1999
                                                                           ----------------------------------
                                                                                  (dollars in thousands)
                                                                               Order          Corporate
                                                             Retail         Generation         Overhead             Total
                                                             ------         ----------         --------             -----
Revenue:
 Product sales, net                                         $ 28,373        $    --            $    --             $ 28,373
 Service and other revenue                                     2,736           8,886                --               11,622
                                                            ---------------------------------------------------------------
                                                              31,109           8,886                --               39,995

Operating costs and expenses:
 Cost of Product Sales                                        12,744             --                 --               12,744
 Operating                                                    13,356             --                 --               13,356
 Selling, general and administrative                           2,619           7,352              4,289              14,260
 Merger expenses                                                 --              --               4,051               4,051
                                                            ---------------------------------------------------------------
                                                              28,719           7,352              8,340              44,411

                                                            ---------------------------------------------------------------
 Operating income (loss)                                    $  2,390        $  1,534           ($ 8,340)           ($ 4,416)
                                                            ===============================================================


         Retail Segment. Product sales within the Retail segment include sales of floral and gift products at retail businesses and sales of floral product by the Company's import business. Service and other revenue within the Retail segment is generated at the Company's retail businesses and consists of delivery and other service fees charged to customers and commissions on orders transmitted to and fulfilled by other retail florists. Total Retail segment revenue for the three and six months ended February 29, 2000 increased by $41.7 million to $63.3 million and by $71.4 million to $102.5 million, respectively, compared to the same periods in the prior year due principally to revenue generated at newly acquired businesses.

         Cost of product sales within the Retail segment includes the cost of products sold at retail businesses and at the Company's import business. Cost of product sales for the three and six months ended February 29, 2000 increased by $11.4 million to $20.3 million and by $20.7 million to $33.4 million, respectively, compared to the same periods in the prior year due principally to cost of goods sold incurred by newly acquired businesses.

         Retail segment gross margins as a percentage of total revenue for the three and six months ended February 29, 2000 increased by 9.1% to 68.0% and by 8.4% to 67.4%, respectively, compared to the same periods in the prior year. A substantial portion of the gross margin percentage increase is related to changes in the mix between revenue at the Company's retail stores and revenue at its import business. As a result of acquisitions, higher margin retail store revenue has increased significantly more than lower margin import revenue over the past year. To a lesser extent, gross margins have improved due to the recent implementation of various national product purchasing programs at the Company's retail stores, including the sourcing of floral product from the Company's import business, and to the acquisition of retail businesses during the past year that have higher average gross margins than the average gross margins generated by the Company's initial acquired businesses.

         Retail segment operating expenses for the three and six months ended February 29, 2000 increased by $18.7 million to $27.7 million and by $34.0 million to $47.4 million, respectively, compared to the same periods in the prior year due principally to operating expenses incurred by newly acquired businesses. Retail segment operating expenses as a percentage of total revenue for the three and six months ended February 29, 2000 increased by 2.1% to 43.8% and by 3.3% to 46.2%, respectively, compared to the same periods in the prior year. The majority of the percentage increase is related to the aforementioned period-to-period change in mix between the Company's retail store and import businesses and the fact that operating expenses as a percentage of revenue are significantly higher at the Company's retail stores compared to its import business.

         Retail segment selling, general and administrative expenses for the three and six months ended February 29, 2000 increased by $6.0 million to $7.9 million and by $10.4 million to $13.0 million, respectively, compared to the same periods in the prior year due principally to expenses incurred by newly acquired businesses. Retail segment selling, general and administrative expenses as a percentage of total revenue for the three and six months ended February 29, 2000 increased by 3.8% to 12.4% and by 4.3% to 12.7%, respectively, compared to the same periods in the prior year due principally to increases in wire commission, advertising and insurance expenses.

         Order Generation Segment. Product sales within the Order Generation segment for the three and six months ended February 29, 2000 reflect $6.8 million and $9.1 million, respectively, of sales made by Calyx & Corolla. Service and other revenue within the Order Generation segment consists of order generation commissions and processing fees, wire service dues and fees, and credit card processing fees. Total Order Generation segment service and other revenue for the three and six months ended February 29, 2000 increased by $6.3 million to $11.4 million and by $10.3 million to $19.2 million, respectively, compared to the same periods in the prior year. This significant increase in revenue is due primarily to our acquisition of National Flora, which generated $3.9 million and $6.9 million in revenue during the three and six months ended February 29, 2000, respectively. Additionally, continued increases in The Flower Club revenue, revenue from the Company's recently formed Internet-based order generation business unit, and other revenue generated at Calyx & Corolla also contributed to the current periods' service and other revenue increase.

         Cost of goods sold within the Order Generation segment for the three and six months ended February 29, 2000 reflect $2.3 million and $3.1 million, respectively, of costs incurred at Calyx & Corolla. Calyx & Corolla gross margins as a percentage of product sales revenue for the three and six months ended February 29, 2000 were 66.7% and 65.9%, respectively.

         Total Order Generation segment selling, general and administrative expenses for the three and six months ended February 29, 2000 increased by $10.3 million to $14.7 million and by $16.8 million to $24.2 million, respectively, compared to the same periods in the prior year. Selling, general and administrative expenses incurred by National Flora and Calyx & Corolla during the current three and six-month periods totaled $8.2 million and $12.7 million, respectively, representing a significant portion of the current periods' expense increase. Additionally, costs incurred in connection with the Company's Internet-based order generation business unit were $1.0 million and $2.1 million for the three and six months ended February 29, 2000. To a lesser extent, expense increases related to the expansion of The Flower Club business unit and expenses related to our acquired Flowerlink website also contributed to the higher current period expense levels.

         Corporate. Total Corporate selling, general and administrative expenses for the three and six months ended February 29, 2000 increased by $2.1 million to $4.8 million and by $5.4 million to $9.6 million, respectively, compared to the same periods in the prior year, excluding $4.0 million and $4.1 million in merger expenses incurred during the three and six months ended February 28, 1999, respectively. These increases were due primarily to expenses incurred at Gerald Stevens' expanded corporate headquarters in Ft. Lauderdale, Florida and to the significant expansion of the Company into retail and other related segments of the floral industry. We plan to significantly expand our business over the next several years, largely through the acquisition of retail florist businesses. We also expect Corporate expenses to increase over this time period, due principally to integration costs planned to be incurred in connection with the development and implementation of centralized operational and financial systems and the establishment of the Gerald Stevens brand name.

         Interest. Interest expense for the three and six months ended February 29, 2000 increased by $0.4 million to $0.5 million and by $0.7 million to $0.9 million, respectively, compared to the same periods in the prior year. The increase in interest expense during the current period is due primarily to increased borrowings under the Company's revolving credit facility to finance the expansion of its business activities and, to a lesser extent, increases in interest rates.

         Income Taxes. The Company has significant operating loss carryforwards available to offset future federal taxable income. Because of the uncertainty of future period income, the Company has provided a full valuation allowance against its related net deferred tax asset accounts. Accordingly, the Company has recorded no federal income tax provision or benefit for the three and six months ended February 29, 2000. However, the Company currently pays income tax in certain states and as a result, recorded a provision of $0.3 million for the three and six month periods ended February 29, 2000. Gerald Stevens' future effective tax rate will depend on various factors, including the mix between state taxable income or losses, amounts of nondeductible goodwill, and the timing of adjustments to the valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

         We had cash and cash equivalents of $3.0 million and $4.8 million as of February 29, 2000 and February 28, 1999, respectively. Cash and cash equivalents decreased by $1.6 million and $2.4 million during the six months ended February 29, 2000 and February 28, 1999, respectively. The major components of these changes are discussed below.

         Cash provided by operating activities for the six months ended February 29, 2000 was $1.1 million compared to cash used in operating activities of $.5 million for the same period last year. Cash provided by (used in) operating activities improved during the current period as the result of increased operating cash flows offset by higher working capital investments compared to the prior year period.

         The cash portion of the purchase prices for all acquisitions completed by the Company, net of cash acquired, during the six months ended February 29, 2000 and February 28, 1999 aggregated $17.1 million and $25.6 million, respectively, as more fully described in the preceding section entitled "Acquisitions." Capital expenditures during the six months ended February 29, 2000 totaled $11.0 million compared to capital expenditures of $1.4 million in the same period of the prior year. Capital expenditures primarily include computer hardware, software and communication system expenditures related to the expansion of our retail and order generation businesses.

         During the six months ended February 29, 2000, the Company issued a total of 327,713 shares of common stock for total consideration of $1.0 million in connection with the exercise of stock options and warrants. During the six months ended February 28, 1999 we issued 6,217,537 shares of common stock in private placement transactions for total consideration of $21.1 million, net of placement fees and expenses, 224,000 shares of common stock for total consideration of $0.3 million in connection with the exercise of stock options and warrants, and we also collected a $4.2 million stock subscription receivable balance related to the initial capitalization of Gerald Stevens Retail.

         During the six months ended February 29, 2000, the Company borrowed a net amount of $27.4 million on its existing revolving credit facility and repaid $3.0 million of debt incurred in connection with certain retail florist acquisitions. A total of $1.3 million of debt primarily related to a prior revolving credit facility, which was terminated in June 1999, was repaid during the six months ended February 28, 1999.

         The outstanding balance on the Company's revolving credit facility at February 29, 2000 was $31.9 million. We are currently in discussions with our primary lending bank regarding a proposed syndication of our bank credit facility. In this regard, we intend to increase the borrowing limits under our credit facility from $40.0 million to approximately $50.0 to $75.0 million. However, there can be no assurance that we will be successful in increasing such borrowing limits, or that any such increase can be made on terms comparable to our current credit facility.

         In March 2000, Gerald Stevens completed a private placement in which 3,257,000 shares of its common stock were sold to institutional investors at $7.00 per share. Proceeds received from the offering, net of expenses, were approximately $22.0 million and will be used for general corporate purposes. The Company is also currently in discussion with a number of third parties regarding different debt or equity investments in Gerald Stevens. There can be no assurance that any of these discussions will result in additional capital for the Company.

         We believe that cash flows from operating activities, in addition to borrowings from our current credit facilities, will provide adequate funds to meet the ongoing cash requirements of our existing business over the next 12 months. However, failure to increase our current bank borrowing limits or otherwise raise additional capital could limit our ability to acquire new businesses or otherwise expand our existing business in accordance with our current operating plan. Further, unplanned events, including temporary or long-term adverse changes in global capital markets, could interrupt or curtail our short-term or long-term growth plans.

Year 2000 Issue

         The Company had successfully completed all Year 2000 remediation, replacement, and testing prior to January 1, 2000. Through April 10, 2000, the Company has experienced no Year 2000 problems that affected business operations. The Company's business partners have reported no Year 2000 problems. At this time, the Company does not expect any future problems related to Year 2000 to materialize. However, the Company will continue to monitor the systems for potential issues over the next six months through normal operational and support processes.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
---------------------------

         In Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended August 31, 1999, filed November 24, 1999, as amended on Form 10-K/A, filed on December 28, 1999, we provided information concerning a civil lawsuit entitled Harvey Seslowsky v. Gerald Stevens, Inc., et al. In January 2000, the parties settled this lawsuit; the payment that we made under the settlement was immaterial.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         On February 29, 2000, Gerald Stevens, Inc. held its annual meeting of stockholders. At the annual meeting, stockholders voted on:

         (a)      The election of directors.
         (b)      The reincorporation of Gerald Stevens, Inc. in the State of
                  Florida.
         (c) The approval and adoption of the Gerald Stevens, Inc. 2000 Stock Option Plan.
         (d) The approval of the selection of our independent accountants for the 2000 fiscal year.


         All of the matters were approved by the stockholders.

The following sets forth the results of voting at the annual meeting:

                                                                  Votes
                                      -------------------------------------------------------------
                                                                                            Broker
Matter                                For              Against         Abstentions        Non-Votes
------                                ---              -------         -----------        ---------
Election of Directors:

         Steven R. Berrard            35,875,102         58,472
         Gerald R. Geddis             35,874,802         58,772
         Robert L. Johnson            35,872,872         60,702
         Ruth M. Owades               35,463,198        470,376
         Adam D. Phillips             35,874,802         58,772
         Kenneth G. Puttick           35,465,422        468,152
         Kenneth Royer                35,732,012        201,562
         Andrew W. Williams           35,912,548         21,026

Reincorporation in Florida:           28,692,548        478,047           22,968            6,740,011

2000 Stock Option Plan:               28,845,755        194,178          153,630            6,740,011

Approval of Accountants:              35,831,867         51,919           49,788

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

         (a)      Exhibits. The following are being filed as exhibits to this
                  Report:

                  --   Restated Articles of Incorporation

                  --   Form of stock option agreements

                  --   financial data schedule

         (b) Reports on Form 8-K. We filed no Reports on Form 8-K during the quarter ended February 29, 2000. To date in the following quarter, we have filed the following Report on Form 8-K:

Date of Filing                              Disclosure(s)
--------------                              -------------
April 6, 2000               Announcement of private placement.

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

                                                GERALD STEVENS, INC.
                                                --------------------
                                                (Registrant)



Date: April 12, 2000                            By /s/ Albert J. Detz
                                                   -------------------------
                                                       Albert J. Detz
                                                       Senior Vice President and
                                                         Chief Financial Officer

                              Gerald Stevens, Inc.

                          Quarterly Report on Form 10-Q
                     For the quarter ended February 29, 2000


                                  EXHIBIT INDEX

Exhibit No.                            Description
-----------                            -----------

 3.1                       Restated Articles of Incorporation

10.1                       Form of stock option agreements

27                         Financial Data Schedule