Form 10-Q
period 2000-05-31
GERALD STEVENS INC/
filed 2000-07-18
CIK 37525

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON JULY 17, 2000 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          (Mark One)

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

           For the Quarterly Period Ended May 31, 2000

           or

     |_| Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Transition Period from _________ to ___________

                         Commission File Number: 0-05531

                              Gerald Stevens, Inc.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Florida                                        65-0971499
 -----------------------                     --------------------------------
 (State of Incorporation)                    (IRS Employer Identification No.)


       P.O. Box 350526
    Ft. Lauderdale, Florida                                        33335-0526
---------------------------------------                            ----------
(Address of Principal Executive Offices)                           (Zip Code)


       Registrant's Telephone Number, Including Area Code: (954) 713-5000


              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     On July 14, 2000 the registrant had 49,173,751 outstanding shares of common stock, par value $.01 per share.

                              GERALD STEVENS, INC.


                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                                 Page No.
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of May 31, 2000 and August 31, 1999               1
         Condensed Consolidated Statements of Operations for the Three and Nine Months
                  Ended May 31, 2000 and 1999                                                       2
         Condensed Consolidated Statement of Changes in Stockholders' Equity for the Nine
                  Months ended May 31, 2000                                                         3
         Condensed Consolidated Statements of Cash Flows for the Nine Months ended
                  May 31, 2000 and 1999                                                             4
         Notes to Condensed Consolidated Financial Statements                                       5

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                              17



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         29

Item 2.  Changes in Securities and Use of Proceeds                                                 29

Item 6.  Exhibits and Reports on Form 8-K                                                          29

Signatures                                                                                         31

PART I.  FINANCIAL INFORMATION

                                 GERALD STEVENS, INC.

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands, except share data)

                                                                                                May 31,         August 31,
                                                                                                 2000             1999
                                                                                               ---------        ---------
                                                                                              (Unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                                  $     860        $   4,602
     Accounts receivable, net                                                                      20,390           10,074
     Inventories                                                                                   13,058            8,454
     Prepaid and other current assets                                                               4,587            2,653
                                                                                                ---------        ---------
                 Total current assets                                                              38,895           25,783
                                                                                                ---------        ---------
PROPERTY AND EQUIPMENT, net                                                                        29,465           15,953
                                                                                                ---------        ---------
OTHER ASSETS:
     Intangible assets, net                                                                       171,469          129,897
     Other                                                                                          2,096            1,390
                                                                                                ---------        ---------
                 Total other assets                                                               173,565          131,287
                                                                                                ---------        ---------
                 Total assets                                                                   $ 241,925        $ 173,023
                                                                                                =========        =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable                                                                              $     524        $   2,009
     Credit facility                                                                               26,900               --
     Accounts payable                                                                              20,542           12,551
     Accrued liabilities                                                                           19,324           15,567
     Deferred revenue                                                                               2,745            2,164
                                                                                                ---------        ---------
                 Total current liabilities                                                         70,035           32,291
                                                                                                ---------        ---------
LONG-TERM DEBT                                                                                         --            4,340
                                                                                                ---------        ---------
OTHER                                                                                                 669              419
                                                                                                ---------        ---------
                 Total liabilities                                                                 70,704           37,050
                                                                                                ---------        ---------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
     Preferred stock, $10 par value, 600,000 shares authorized, none issued                            --               --
     Common stock, $0.01 par value, 250,000,000 shares authorized, 49,173,751 and 44,011,401 shares issued and outstanding on May 31, 2000 and August 31,
        1999, respectively                                                                            492              440
     Additional paid-in capital                                                                   192,818          155,224
     Accumulated deficit                                                                          (22,089)         (18,075)
     Treasury stock, 519,975 shares at cost                                                            --           (1,616)
                                                                                                ---------        ---------
                 Total stockholders' equity                                                       171,221          135,973
                                                                                                ---------        ---------
                 Total liabilities and stockholders' equity                                     $ 241,925        $ 173,023
                                                                                                =========        =========

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                              GERALD STEVENS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      (In thousands, except per share data)


                                                                           Three Months Ended                Nine Months Ended
                                                                       -------------------------         --------------------------
                                                                         May 31,          May 31,          May 31,         May 31,
                                                                          2000             1999             2000            1999
                                                                       ---------        ---------        ---------        ---------
REVENUE:

     Product sales, net                                                $  64,989        $  25,224        $ 165,632        $  53,597
     Service and other revenue                                            18,746           11,063           48,886           22,685
                                                                       ---------        ---------        ---------        ---------
                                                                          83,735           36,287          214,518           76,282
                                                                       ---------        ---------        ---------        ---------
OPERATING COSTS AND EXPENSES:
     Cost of product sales                                                23,792           10,315           60,344           23,059
     Operating expenses                                                   32,290           12,054           79,645           25,410
     Selling, general and administrative expenses                         29,743           14,119           76,557           28,379
     Merger expenses                                                          --              591               --            4,642
                                                                       ---------        ---------        ---------        ---------
                                                                          85,825           37,079          216,546           81,490
                                                                       ---------        ---------        ---------        ---------
                 Operating loss                                           (2,090)            (792)          (2,028)          (5,208)
                                                                       ---------        ---------        ---------        ---------
OTHER INCOME (EXPENSE):
     Interest expense                                                       (774)            (319)          (1,699)            (502)
     Interest income                                                          26               44               55              217
     Other income                                                            157               38              317              134
                                                                       ---------        ---------        ---------        ---------
                                                                            (591)            (237)          (1,327)            (151)
                                                                       ---------        ---------        ---------        ---------
                 Loss before provision for income taxes                   (2,681)          (1,029)          (3,355)          (5,359)

PROVISION FOR INCOME TAXES                                                   314              200              659            2,327
                                                                       ---------        ---------        ---------        ---------
                 Net loss                                              $  (2,995)       $  (1,229)       $  (4,014)       $  (7,686)
                                                                       =========        =========        =========        =========



BASIC LOSS PER SHARE                                                   $   (0.06)       $   (0.03)       $   (0.09)       $   (0.23)
                                                                       =========        =========        =========        =========

DILUTED LOSS PER SHARE                                                 $   (0.06)       $   (0.03)       $   (0.09)       $   (0.23)
                                                                       =========        =========        =========        =========
WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING:
         Basic                                                            48,398           36,478           45,691           33,305
                                                                       =========        =========        =========        =========
         Diluted                                                          48,398           36,478           45,691           33,305
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

                              GERALD STEVENS, INC.
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
                                 (In thousands)


                                                         Common Stock
                                                       ------------------     Additional
                                                                     Par        Paid-In       Accumulated     Treasury
                                                       Shares        Value      Capital         Deficit         Stock       Total
                                                       ------        -----      -------         -------         -----       -----
BALANCE, August 31, 1999                               44,011     $     440     $ 155,224     $ (18,075)    $  (1,616)    $ 135,973
     Sale of common stock, net                          3,688            37        23,123            --            --        23,160
     Common stock issued in acquisitions                1,995            20        16,082            --            --        16,102
     Retirement of treasury stock                        (520)           (5)       (1,611)           --         1,616            --
     Net loss                                              --            --            --        (4,014)           --        (4,014)
                                                       ------     ---------     ---------     ---------     ---------     ---------
BALANCE, May 31, 2000                                  49,174     $     492     $ 192,818     $ (22,089)    $      --     $ 171,221
                                                       ======     =========     =========     =========     =========     =========





              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                              GERALD STEVENS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)


                                                                                                  Nine Months Ended

                                                                                          -------------------------------
                                                                                          May 31, 2000       May 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                             $  (4,014)          $  (7,686)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
            Depreciation and amortization                                                     7,114               2,141
            Compensation expense under stock option plan                                         --               1,373
            Provision for doubtful accounts                                                     249                  --
            Changes in assets and liabilities, net of acquisitions:
                Accounts receivable                                                          (8,877)             (4,650)
                Inventories                                                                  (2,041)                548
                Prepaid, other current assets                                                (1,730)                408
                Other assets                                                                   (985)              1,845
                Accounts payable                                                              1,606               2,634
                Accrued liabilities                                                          (1,036)              2,245
                Other long-term liabilities                                                     245                  36
                                                                                          ---------           ---------
                     Net cash used in operating activities                                   (9,469)             (1,106)
                                                                                          ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                   (15,428)             (2,574)
     Collection of amounts due from former owners of acquired subsidiary                         --               1,300
     Advance to subsequently acquired company                                                    --                (113)
     Payments for acquisitions, net of cash acquired                                        (20,927)            (49,095)
                                                                                          ---------           ---------
                     Net cash used in investing activities                                  (36,355)            (50,482)
                                                                                          ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net                                             23,160              21,340
     Receipts from stock subscription receivables                                                --               4,183
     Payments on long-term debt                                                              (3,708)             (2,347)
     Payment of commitment fee on credit facility                                                --                (304)
     Proceeds from credit facility                                                          109,480              42,820
     Repayments of credit facility                                                          (86,850)            (16,900)
                                                                                          ---------           ---------
                     Net cash provided by financing activities                               42,082              48,792
                                                                                          ---------           ---------
                     Net decrease in cash and cash equivalents                               (3,742)             (2,796)
CASH AND CASH EQUIVALENTS, beginning of period                                                4,602               7,148
                                                                                          ---------           ---------
CASH AND CASH EQUIVALENTS, end of period                                                  $     860           $   4,352
                                                                                          =========           =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                             $   1,601           $     264
                                                                                          =========           =========
     Cash paid during the period for income taxes                                         $     356           $     451
                                                                                          =========           =========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
     Common stock issued in acquisitions                                                  $  16,102           $  35,972
                                                                                          =========           =========





              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                              GERALD STEVENS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               (ALL AMOUNTS AND RELATED DISCLOSURES APPLICABLE TO
      THE THREE AND NINE MONTHS ENDED MAY 31, 2000 AND 1999 ARE UNAUDITED)

1. General and Summary of Significant Accounting Policies

Organization and Operations

         Gerald Stevens, Inc. ("Gerald Stevens" or the "Company") is a leading integrated retailer and marketer of flowers, plants and complementary gifts and decorative accessories. We operate the largest company-owned network of floral specialty retail stores, with locations in 34 markets in the United States and one market in Canada on May 31, 2000. The Company's strategy is to build a national brand and transform the retail floral industry by integrating our operations throughout the floral supply chain, from product sourcing to delivery, and by managing every interaction with the customer, from order generation to order fulfillment. We own and operate our own import operation and have relationships with leading growers around the world. Our national sales and marketing division permits us, through multiple distribution channels, including the internet, dial-up numbers and direct mail, to serve customers who do not visit or phone our retail stores.

Recent Developements

         The Company has incurred net losses in the year ended August 31, 1999 and the nine months ended May 31, 2000, and at May 31,2000 had a net working capital deficiency.

         Based upon various factors, including matters discussed above, its current capital structure and liquidity position and its current share price, Gerald Stevens is in the process of finalizing a reassessment of its strategic objectives. In this connection, Gerald Stevens plans to significantly slow the pace of expansion of its business during the next 12 to 18 months compared to previous plans. During this near-term period, the acquisition of new retail floral businesses, capital expenditures related to the construction of new hub or satellite stores, remodeling of existing stores and the development of computer information systems, and spending on further development of the Gerald Stevens brand name will be either significantly reduced, delayed, or eliminated. However, to the extent that development of our planned improvements to computer information systems will be slowed, our ability to obtain more timely and more detailed operational and financial information to better manage our businesses will continue to be adversely impacted.

         Based upon the planned slowdown in the Company's near-term expansion and in order to align operating costs with the Company's new plans, Gerald Stevens is in the process of reducing operating costs at both its corporate headquarters and at its field operating units (as more fully described in Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations). Additionally, based upon lower floral industry revenue levels during the seasonally weak summer and fall periods, we expect to incur operating losses, which could be significant, during the fourth quarter of fiscal 2000 and first quarter of fiscal 2001.

         Gerald Stevens is also in the process of reassessing its strategic direction. This reassessment will be completed during the fourth quarter of fiscal 2000 and is expected to result in the sale of certain real estate during the fourth quarter of fiscal 2000 or the first quarter of fiscal 2001 and may result in the sale of certain of its business units. Additionally, the Company will be re-evaluating the realizeability of all long-lived assets and the effect of changes in the Company's strategy on the value of such assets. It is possible that certain business units or assets may be sold at prices lower than the current carrying amount of such business units or that certain long-lived assets may be deemed to be impaired, thereby requiring losses to be recognized in the financial statements of future periods.

         The outstanding balance on the Company's revolving credit facility at May 31, 2000 and July 14, 2000 was $26.9 million and $34.5 million, respectively. Based on operating results for the three months ended May 31, 2000, Gerald Stevens failed to meet required bank credit agreement financial targets for leverage ratio and fixed charge covenants. On July 14, 2000, the Company's lending bank waived the Company's obligation to comply with these two financial covenants until July 31, 2000, and agreed to allow the Company to borrow up to an aggregate of $36.0 million through July 31, 2000, with advances exceeding $36.0 million requiring approval of the bank. The Company and its lending bank are currently negotiating an amendment to the existing bank credit agreement. There are no assurances, however, that the Company and the bank will reach agreement on terms of an amendment acceptable to the Company, or at all, on or prior to July 31, 2000. Failure to reach such agreement would have a material adverse effect on the Company.

         During the seasonally weak cash flow period from June 2000 through November 2000, the Company will require additional capital to fund its operating activities. The Company believes that it can generate substantial operating cash flows during the seasonally strong cash flow period from December 2000 through May 2001 and in fiscal years thereafter. In the near-term, the Company is seeking to assure continuing access to capital from its lending bank by amending its credit agreement, selling real estate, managing working capital, and evaluating the sale of certain of its business units. The Company has entered into agreements to sell four parcels of real estate for aggregate net proceeds of approximately $2.5 million, which it expects to consummate within 45 days. These agreements contain customary closing conditions. As a result, no assurance can be given that these transactions will be consummated in accordance with their terms.

         The Company is also exploring capital raising transactions and strategic alliances. However, there can be no assurances that the Company's efforts to raise such capital will be successful. The Company's failure to raise sufficient capital would have a material adverse effect on the Company. For a more detailed discussion, see the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         The unaudited condensed consolidated financial statements included herein reflect all material adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates contained in these condensed consolidated financial statements include management's estimates of allowance for uncollectable accounts receivable, inventory obsolescence reserves and recoverability of long-term assets. Actual results could differ from those estimates. Interim results of operations for the three and nine months ended May 31, 2000 and 1999 are not necessarily indicative of operating results for the full fiscal years or for any future periods.

         On April 30, 1999, Gerald Stevens and Gerald Stevens Retail, Inc. ("Gerald Stevens Retail") completed a merger accounted for as a pooling of interests. The accompanying unaudited condensed consolidated financial statements give retroactive effect to the merger, and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations. In the merger, we issued approximately 28.1 million shares of our common stock to the stockholders of Gerald Stevens Retail, resulting in the former Gerald Stevens Retail stockholders owning approximately 77.5% of the shares of our common stock immediately following the merger.

Intangible Assets

       Intangible assets consisted of the following:

                                                May 31,             August 31,
                                                 2000                  1999
                                              ---------             ---------
                                                        (In thousands)

       Goodwill                               $ 171,999             $ 126,999
       Other                                      5,193                 4,926
                                              ---------             ---------
                                                177,192               131,925

       Less: Accumulated amortization            (5,723)               (2,028)
                                              ---------             ---------
                                              $ 171,469             $ 129,897
                                              =========             =========

         Goodwill consists of the excess of purchase price over the fair value of assets and liabilities acquired in acquisitions accounted for under the purchase method of accounting. (See Note 2.) Included in goodwill for both periods is $2.0 million from an acquisition prior to October 31, 1970 which is not required to be amortized. Otherwise, goodwill is amortized over periods ranging from 20 to 40 years, which we believe is a reasonable life in light of the characteristics present in the floral industry, such as the significant number of years that the industry has been in existence, the continued trends by consumers in purchasing flowers for many different occasions and the stable nature of the customer base.

         Other intangible assets consist primarily of customer lists, telephone numbers and contractual rights related to yellow page advertisements that were acquired by the Company from floral businesses that have discontinued their operations. Other intangible assets are amortized over periods ranging from 5 to 10 years.

         Amortization expense related to goodwill and other intangible assets was $1.5 million and $3.7 million for the three and nine months ended May 31, 2000, respectively, as compared to $0.6 million and $1.0 million for the three and nine months ended May 31, 1999, respectively.

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, the Company periodically analyzes the carrying value of its goodwill and other intangible assets to assess recoverability from future operations using an undiscounted projected cash flow approach. Impairments are recognized in operating results to the extent that carrying value exceeds fair value. As more fully discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company is currently in the process of reassessing its strategic direction. It is possible that once finalized, such assessment may result in revisions to management's current cash flow projections.

Income Taxes

         The Company has significant operating loss carryforwards available to offset future federal taxable income. Because of its current financial position, the Company has provided a full valuation allowance against its net deferred tax asset accounts. Accordingly, the Company has recorded no federal income tax provision or benefit for the three and nine months ended May 31, 2000. However, the Company currently pays income tax in certain states and as a result, recorded a provision of $0.3 million and $0.7 million for the three- and nine-month periods ended May 31, 2000. Gerald Stevens' future effective tax rate will depend on various factors, including the mix between state taxable income or losses, amounts of nondeductible goodwill, and the timing of adjustments to the valuation allowance on our net deferred tax assets.

Seasonality

     The floral industry has historically been seasonal, with higher revenue generated during holidays such as Christmas, Valentine's Day, Easter and Mother's Day. Given the importnce of holidays to the floral industry, a change in the date (in the case of a "floating" holiday such as Easter) or day of the week on which a holiday falls may also have a substantial impact on our business. During the summer and fall months, floral retailers tend to experience a decline in revenue. As a result, Gerald Stevens currently expects the period from June through November (encompassing its fourth and and first quarters to be periods of lower revenue and unprofitable operations. In addition, the floral industry is affected by economic conditions and other factors, including, but not limited to, competition and weather conditions that impact other retail businesses.

Comprehensive Income

         The Company has no components of comprehensive income. Accordingly, net loss equals comprehensive net loss for all periods presented.

 Impact of Recently Issued Accounting Standards

     In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133. SFAS No. 137 defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2001. The adoption of SFAS No. 133 is not expected to have a material effect on the financial statements of the Company.

         On December 3, 1999, the staff of the SEC published Staff Accounting Bulletin 101, "Topic 13: Revenue Recognition," ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 will be effective for the Company during the three months ended August 31, 2001. Specific items discussed in SAB 101 include bill-and-hold transactions, long-term service transactions, refundable membership fees, contingent rental income, up-front fees when the seller has significant continuing involvement and the amount of revenue recognized when the seller is acting as a sales agent or in a similar capacity. SAB 101 also provides guidance on disclosures that should be made for revenue recognition policies and the impact of events and trends on revenue. The adoption of SAB 101 is not expected to have a material effect on the financial statements of the Company.

         In March 2000, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 00-2, Accounting for Web Site Development Costs ("EITF Issue No. 00-2"), which applies to all web site development costs incurred for the quarters beginning after June 30, 2000. The consensus states that the accounting for specific web site development costs should be based on a model consistent with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Accordingly, certain web site development costs that are currently expensed as incurred may be capitalized and amortized. The adoption of EITF Issue No. 00-2 is not expected to have a material effect on the financial statements of the Company.

         In May 2000, the EITF reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives", ("EITF Issue No. 00-14") which addresses the recognition, measurement, and income statement classification for sales incentives offered by vendors to customers. The Issue will be effective for the Company during the three months ended August 31, 2000. Sales incentives within the scope of this Issue include offers that can be used by a customer to receive a reduction in the price of a product or service at the point of sale. The consensus states that the cost of the sales incentive should be recognized at the latter of the date at which the related revenue is recorded or the date at which the sales incentive is offered. The consensus also states that when recognized the reduction in or refund of the selling price should be classified as a reduction of revenue. However, if the sales incentive is a free product or service delivered at the time of sale the cost should be classified as an expense. The adoption of EITF Issue No. 00-14 is not expected to have a material effect on the financial statements of the Company.

2. Acquisitions

         During the nine months ended May 31, 2000, we acquired 88 retail florist businesses located in existing markets, six new markets in the United States and one new market in Canada for aggregate consideration of $35.5 million, consisting of $19.4 million in cash and 1,994,557 shares of our common stock valued at share prices ranging from $5.43 to $11.53 per share. All of the acquisitions were accounted for as business combinations under the purchase method of accounting, and accordingly, are included in our condensed consolidated financial statements from the date of acquisition.

         During the nine months ended May 31, 2000, we also acquired certain intangible assets related to floral businesses that discontinued their operations. The acquired intangible assets consisted principally of customer lists, telephone numbers and yellow page advertising contractual rights. Aggregate consideration paid for all such intangible asset acquisitions was $0.2 million in cash.

         Our strategic plan contemplates the closing or relocation of a number of our acquired retail stores within each of our targeted market areas. Assessments of which retail stores to close or relocate for all acquisitions consummated prior to August 31, 1999 have been completed. As a result of these assessments, additional purchase liabilities of approximately $2.9 million for costs associated with the shut down and consolidation of certain acquired retail stores (considering existing contractual lease obligations and management's estimate of future operating lease costs) were recorded and are included in accrued liabilities. We are in the process of completing an assessment for all remaining acquisitions consummated after August 31, 1999. We expect to complete our assessment of retail store closures and relocations for all remaining acquisitions by August 31, 2000. Once we finalize our assessment of the remaining retail stores to be closed or relocated, additional purchase liabilities are expected to be recognized. During the nine months ended May 31, 2000, $244,000 was paid and charged against the established liability.

The following table summarizes the closed store liability activity for the nine months ended May 31, 2000:


                                                              (In thousands)
                                                              --------------

        Balance at August 31, 1999                            $      1,632

          Additional purchase liability recorded
          during the nine months ended May 31, 2000                  1,297

          Cash payments for the nine months ended
          May 31, 2000                                                (244)
                                                              ------------
        Balance at May 31, 2000                               $      2,685
                                                              ============


         The preliminary purchase price allocation for businesses acquired during the nine months ended May 31, 2000 is as follows:

                                                              (In thousands)
                                                              --------------

        Tangible assets (includes cash acquired of $466)      $      7,257
        Intangible assets                                           39,683
        Liabilities                                                (11,405)
                                                              ------------
                                                              $     35,535
                                                              ============


          The Company's pro forma results of operations, assuming each of the acquisitions described above and each of the fiscal year 1999 acquisitions were consummated as of the beginning of the periods presented, are as follows:


                                                For the Nine Months Ended
                                               May 31, 2000    May 31, 1999
                                           (In thousands, except per share data)

Revenue                                       $   239,962      $    233,881
                                              ===========      ============
Net loss                                      $    (1,330)     $     (1,738)
                                              ===========      ============
Diluted net loss per share                    $     (0.03)     $      (0.04)
                                              ===========      ============


3.  Property and Equipment, Net

     Property and equipment consisted of the following:

                                                                                    May 31,   August 31,
                                                                                     2000       1999
                                                                                     ----       ----
                                                                                      (In thousands)
     Land, building and leasehold improvements                                     $ 11,604    $  8,502
     Furniture, fixtures and equipment                                                6,249       3,497
     Computer hardware and software                                                  15,168       6,036
     Communication systems                                                            2,372       1,526
     Vehicles                                                                         1,820         925
                                                                                   --------    --------
                                                                                     37,213      20,486
     Less:  Accumulated depreciation and amortization                                (7,748)     (4,533)
                                                                                   --------    --------
                                                                                   $ 29,465    $ 15,953
                                                                                   ========    ========
4.  Accrued Liabilities

     Accrued liabilities consisted of the following:

                                                                                    May 31,   August 31,
                                                                                     2000       1999
                                                                                     ----       ----
                                                                                       (In thousands)

      Salaries and benefits                                                        $  4,903    $  3,787
      Wire service                                                                    2,959       3,104
      Store closure costs                                                             2,685       1,632
      Taxes-non payroll/non income                                                    2,106         669
      Acquired business consideration                                                 1,205       1,459
      Freight & postage                                                                 947          --
      Insurance                                                                         410         448
      Financing costs                                                                   400         400
      Other                                                                           3,709       4,068
                                                                                   --------    --------
                                                                                   $ 19,324    $ 15,567
                                                                                   ========    ========

5.   Debt

Notes Payable

         Notes payable at May 31, 2000 and August 31, 1999 were $0.5 million and $2.0 million, respectively. The effective interest rates associated with these notes range from 7.00% to 10.50%. Notes payable for both periods consist principally of mortgage notes and installment notes for vehicles, equipment, and leasehold improvements assumed by the Company in connection with acquisitions completed during the latter part of each fiscal quarter. The Company's general practice is to pay these notes in full following the close of acquisitions.

Credit Facility

         At May 31, 2000, outstanding borrowings under the Company's credit facility were $26.9 million. The effective Eurodollar borrowing rate and base rate as of May 31, 2000 were 8.65% and 10.00%, respectively.

         Based on third quarter operating results, Gerald Stevens failed to meet required bank credit agreement financial covenants for leverage ratio and fixed charges. On July 14, 2000, the Company's lending bank waived the Company's obligation to comply with these two financial covenants until July 31, 2000, and agreed to allow the Company to borrow up to $36.0 million through July 31, 2000, with advances exceeding $36.0 million requiring approval of the bank. The Company and its lending bank are currently negotiating an amendment to the credit agreement. (See Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for further details.)

         Based upon uncertainties related primarily to the terms of the aforementioned amendment to its credit agreement, the Company has classified its credit facility loan balance at May 31, 2000 as a current liability. Upon completion of a satisfactory amendment to the credit agreement and its review of other business factors, the Company will reevaluate the appropriate classification of the credit facility loan balance in future periods.

6. Stockholders' Equity

         During the nine months ended May 31, 2000, the Company issued 1,994,557 shares of its common stock with an aggregate value of $16.1 million to fund the non-cash portion of the total consideration for acquisitions completed during the period. Additionally, a total of 430,766 shares of common stock were issued for total consideration of $1.2 million in connection with stock options and warrants exercised during this same period. In March, 2000, the Company issued 3,257,000 shares of its common stock in a private placement transaction for total consideration of $22.0 million net of fees and expenses and retired 519,975 shares of its treasury stock, which had a book value of $1.6 million at that time.

7. Loss Per Share

         Basic and diluted loss per share in the accompanying condensed consolidated statements of operations are based upon the weighted average shares outstanding during the applicable period. The impact of common stock equivalents has not been included for the loss periods presented as they are anti-dilutive. The components of basic and diluted loss per share are as follows:

                                                                                            For the Three Months
                                                                                     Ended                       Ended
                                                                                     May 31,                     May 31,
                                                                                ------------------         -------------------
                                                                                2000          1999         2000           1999
                                                                                ----          ----         ----           ----
                                                                                (In thousands)                 (In thousands)
Basic Average Shares Outstanding                                               48,398        36,478        45,691        33,305
Common Stock Equivalents                                                           --            --            --            --
                                                                               ------        ------        ------        ------
Diluted Average Shares Outstanding                                             48,398        36,478        45,691        33,305
                                                                               ======        ======        ======        ======

Common stock equivalents not included in the calculation of
  diluted loss per share because their impact is antidilutive                   3,040         2,562         3,040         2,562
                                                                               ======        ======        ======        ======

8. Commitments and Contingencies

Business Combinations

         The Company may be required to make additional payments of up to $1.9 million to the sellers of four of the businesses that it acquired. Because the outcome of the contingencies underlying these payments are not yet determinable, the payments have not been recorded as a component of the cost of these acquisitions at May 31, 2000.

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

        The following table presents financial information regarding the Company's different business segments as of and on the dates set forth below:

                                          Nine Months Ended          Year Ended
                                                May 31,              August 31,
                                          2000           1999           1999
                                          ----           ----           ----
                                                     (In thousands)
Revenue:
    Retail                            $ 167,502       $  58,878       $  83,971
    Order generation                     47,016          17,404          26,625
                                      ---------       ---------       ---------
                                      $ 214,518       $  76,282       $ 110,596
                                      =========       =========       =========
Operating income (loss):
    Retail                            $  10,467       $   5,279       $   5,102
    Order generation                      2,552           2,214           2,579
    Corporate                           (15,047)        (12,701)        (17,101)
                                      ---------       ---------       ---------
                                      $  (2,028)      $  (5,208)      $  (9,420)
                                      =========       =========       =========
Identifiable assets:
    Retail                            $ 177,445       $  99,471       $ 117,177
    Order generation                     54,179          13,285          50,664
    Corporate                            10,301           1,969           5,182
                                      ---------       ---------       ---------
                                      $ 241,925       $ 114,725       $ 173,023
                                      =========       =========       =========

Item 2.
                      Management's Discussion And Analysis
                      ------------------------------------
                Of Financial Condition And Results Of Operations
                ------------------------------------------------

General

         Gerald Stevens, Inc. ("Gerald Stevens," the "Company" or "We"), formerly known as Florafax International, Inc., is a leading integrated retailer and marketer of flowers, plants, and complementary gifts and decorative accessories. The Company operates the largest company-owned network of floral specialty retail stores with locations in 34 markets in the United States and one market in Canada on May 31, 2000. The Company's strategy is to build a national brand and transform the retail floral industry by integrating our operations throughout the floral supply chain, from product sourcing to delivery, and by managing every interaction with the customer, from order generation to order fulfillment. The Company owns and operates its own import operation and has relationships with leading growers around the world. Our national sales and marketing division permits us, through multiple distribution channels including the internet, dial-up numbers and direct mail, to serve customers who do not visit or phone our retail stores.

         On April 30, 1999, Gerald Stevens and Gerald Stevens Retail, Inc. ("Gerald Stevens Retail") completed a merger accounted for as a pooling of interests. This Management's Discussion and Analysis of Financial Condition and Results of Operations gives retroactive effect to the merger, and should be read in conjunction with our accompanying unaudited condensed consolidated financial statements. In the merger, we issued approximately 28.1 million shares of our common stock to the stockholders of Gerald Stevens Retail, resulting in the former Gerald Stevens Retail stockholders owning approximately 77.5% of the shares of our common stock immediately following the merger.

Forward-Looking Statements

         This Quarterly Report on Form 10-Q, as well as our other reports filed with the SEC and our press releases and other communications, contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock. In addition to general economic, business and market conditions, we are subject to risks and uncertainties that could cause such forward-looking statements to prove incorrect, including those stated in the "Risk Factors" section of the Annual Report on Form 10-K for the fiscal year ended August 31, 1999, as amended, and the following:

o    Our ability to integrate acquired businesses.

o Our ability to create and implement a revised business plan that will generate positive cash flow.

o    Our need to improve our information systems.

o    Unexpected liabilities incurred in our acquisitions.

o    Our dependence on additional capital for any future growth.

o    A decline in customer discretionary spending.

o Fluctuations in our revenue due to weather, consumer demand and seasonality.

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

Acquisitions

         In October 1998, we entered the retail distribution segment of the floral industry. From October 1, 1998 through August 31, 1999 we acquired 69 retail florist businesses located in 28 markets throughout the United States for total aggregate consideration of $98.7 million, consisting of $66.8 million in cash and 7,060,934 shares of our common stock valued at share prices ranging from $3.52 to $15.30 per share. Additionally, in October 1998, we acquired AGA Flowers, Inc., a floral import business, for total consideration of $2.9 million, consisting of $1.5 million in cash and 417,078 shares of our common stock valued at $3.52 per share.

         In March 1999, we acquired National Flora, a floral order generation business, for total aggregate consideration of $19.7 million, consisting of $10.0 million in cash and 1,552,500 shares of our common stock valued at $6.30 per share.

         In July 1999, we acquired Calyx & Corolla, Inc., a catalog and Internet-based floral order generation business for total aggregate consideration of $11.6 million, consisting of approximately $.1 million in cash, 934,435 shares of our common stock valued at $10.80 per share, and the assumption of stock option and warrant obligations which converted into rights to acquire 152,081 shares of our common stock at share exercise prices ranging from $0.36 to $9.44 per share.

         During the nine-month period ended May 31, 2000, we acquired an additional 88 retail florist businesses located in existing markets and seven new markets for total aggregate consideration of $35.5 million, consisting of $19.4 million in cash and 1,994,557 shares of our common stock valued at share prices ranging from $5.43 to $11.53 per share.

         All of the acquisitions discussed in the preceding paragraphs were accounted for as business combinations under the purchase method of accounting and have been included in our consolidated financial statements from the date of acquisition.

         During the year ended August 31, 1999 and the nine months ended May 31, 2000, we also acquired certain intangible assets related to floral businesses that discontinued their operations. The acquired intangible assets consisted principally of customer lists, telephone numbers and yellow page advertising contractual rights. Aggregate consideration paid for all such intangible asset acquisitions during the year ended August 31, 1999 was $4.5 million, consisting of $2.8 million in cash and 159,823 shares of our common stock at a price of $10.14 per share. Aggregate consideration paid for intangible asset acquisitions during the nine months ended May 31, 2000 was $0.2 million in cash.

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

         Retail segment results for the three and nine months ended May 31, 2000 include the operating results of the 69 retail florist businesses and one import business acquired during the year ended August 31, 1999 and the post-acquisition operating results of 88 retail florist businesses acquired during the nine months ended May 31, 2000. Retail segment results for the three and nine months ended May 31, 1999 include only post-acquisition operating results of the initial 23 retail florist businesses and one import business acquired by the Company from October 1, 1998 to May 31, 1999.

         Order Generation segment results for the three and nine months ended May 31, 2000 include the operating results of the Company's Internet, wire service, credit and charge card processing and The Flower Club business units, National Flora and Calyx & Corolla for the entire periods presented. Order Generation segment results for the three and nine months ended May 31, 1999 include the operating results of the Company's Internet, wire service, credit and charge card processing and The Flower Club business units for the entire periods presented, and the operating results of National Flora from its March 1, 1999 date of acquisition.

         The tables below present the results of operations of the Company's Retail and Order Generation segments and Corporate for the three- and nine-month periods ended May 31, 2000 and May 31, 1999, respectively.


                                                                  Unaudited
                                                        Three Months Ended May 31, 2000
                                                        -------------------------------
                                                            (dollars in thousands)
                                                                 Order
                                                   Retail       Generation     Corporate        Total
                                                   ------       ----------     ---------        -----
Revenue:
    Product sales, net                           $ 57,785        $ 7,204       $      -       $ 64,989
    Service and other revenue                       7,247         11,499              -         18,746
                                                    -----         ------          -----         ------
                                                   65,032         18,703              -         83,735
Operating costs and expenses:
    Cost of product sales                          21,357          2,435              -         23,792
    Operating expenses                             32,290              -              -         32,290
    Selling, general and admin expenses             9,594         14,750          5,399         29,743
    Merger expenses                                     -              -              -              -
                                                   ------         ------          -----         ------
                                                   63,241         17,185          5,399         85,825

                                                   ------         ------          -----         ------
    Operating income (loss)                       $ 1,791        $ 1,518       $ (5,399)      $ (2,090)
                                                  =======        =======       ========       ========

[RESTUBBED]

                                                                          Unaudited
                                                              Three Months Ended May 31, 1999
                                                              -------------------------------
                                                                      (dollars in thousands)
                                                                  Order
                                                  Retail       Generation     Corporate       Total
                                                  ------       ----------     ---------       -----
Revenue:
    Product sales, net                           $ 25,224         $    -      $      -       $ 25,224
    Service and other revenue                       2,545          8,518             -         11,063
                                                    -----          -----         -----         ------
                                                   27,769          8,518             -         36,287
Operating costs and expenses:
    Cost of product sales                          10,315              -             -         10,315
    Operating expenses                             12,054              -             -         12,054
    Selling, general and admin expenses             2,511          7,838         3,770         14,119
    Merger expenses                                     -              -           591            591
                                                   ------          -----         -----         ------
                                                   24,880          7,838         4,361         37,079

                                                   ------          -----         -----         ------
    Operating income (loss)                      $  2,889         $  680      $ (4,361)        $ (792)
                                                  =======          =====      ========         ======

                                                                  Unaudited
                                                        Nine Months Ended May 31, 2000
                                                             (dollars in thousands)

                                                                Order
                                                 Retail       Generation     Corporate        Total
                                                 ------       ----------     ---------        -----
Revenue:
    Product sales, net                          $ 149,318       $ 16,314      $       -      $ 165,632
    Service and other revenue                      18,184         30,702              -         48,886
                                                   ------         ------        --------        ------
                                                  167,502         47,016              -        214,518
Operating costs and expenses:
    Cost of product sales                          54,800          5,544              -         60,344
    Operating expenses                             79,645              -              -         79,645
    Selling, general and admin expenses            22,590         38,920         15,047         76,557
    Merger expenses                                     -              -              -              -
                                                   ------         ------        --------        ------
                                                  157,035         44,464         15,047        216,546
                                                   ------         ------        --------        ------
    Operating income (loss)                      $ 10,467        $ 2,552      $ (15,047)      $ (2,028)
                                                  =======         ======        ========        ======

[RESTUBBED]

                                                                 Unaudited
                                                        Nine Months Ended May 31, 2000
                                                             (dollars in thousands)


                                                                               Order
                                                  Retail       Generation     Corporate       Total
                                                  ------       ----------     ---------       -----
Revenue:
    Product sales, net                           $ 53,597            $ -           $ -       $ 53,597
    Service and other revenue                       5,281         17,404             -         22,685
                                                   ------         ------        -------        ------
                                                   58,878         17,404             -         76,282
Operating costs and expenses:
    Cost of product sales                          23,059              -             -         23,059
    Operating expenses                             25,410              -             -         25,410
    Selling, general and admin expenses             5,130         15,190         8,059         28,379
    Merger expenses                                     -              -         4,642          4,642
                                                   ------         ------        ------          ------
                                                   53,599         15,190        12,701         81,490
                                                   ------         ------        ------          ------
    Operating income (loss)                       $ 5,279        $ 2,214     $ (12,701)      $ (5,208)
                                                  =======         ======        ======          ======

         Retail Segment. Product sales within the Retail segment include sales of floral and gift products at retail businesses and sales of floral product by the Company's import business. Service and other revenue within the Retail segment is generated at the Company's retail businesses and consists of delivery and other service fees charged to customers and commissions on orders transmitted to and fulfilled by other retail florists. Total Retail segment revenue for the three and nine months ended May 31, 2000 increased by $37.3 million to $65.0 million and by $108.6 million to $167.5 million, respectively, compared to the same periods in the prior year due principally to significant increases in the number of stores operated in the current versus prior year periods.

         Total revenue at Gerald Stevens' retail businesses for the three months ended May 31, 2000 was significantly below expected levels. Management believes that a number of external factors contributed to this result, including revenue weakness within the retail floral industry due in part to the lateness of the Easter holiday and poor weather during March in the Northeast and the Midwest and over the Mother's Day holiday in the Midwest. After our evaluation of third quarter results, management believes the weakness in revenue was also caused by certain internal factors including the implementation of new national advertising programs that were less effective than anticipated and, in certain markets, by the closure of retail stores where the increase in revenue at other nearby Company outlets was below expectations. The weakness in revenue from the Company's retail outlets had a significant adverse effect on Gerald Stevens' profitability for the three- and nine-month periods ended May 31, 2000. The Company has implemented revised procedures with respect to stores to be closed in the future and is seeking to improve the effectiveness of national and local advertising programs during its upcoming fiscal year.

         Cost of product sales within the Retail segment includes the cost of products sold at retail businesses and at the Company's import business. Cost of product sales for the three and nine months ended May 31, 2000 increased by $11.0 million to $21.4 million and by $31.7 million to $54.8 million, respectively, compared to the same periods in the prior year due principally to significant increases in the number of stores operated in the current versus prior year periods.

         Retail segment gross margins as a percentage of total revenue for the three and nine months ended May 31, 2000 increased by 4.3% to 67.2% and by 6.5% to 67.3%, respectively, compared to the same periods in the prior year. The majority of the gross margin percentage increases are related to changes in the mix between revenue at the Company's retail stores and revenue at its import business. As a result of acquisitions, higher margin retail store revenue has increased significantly more than lower margin import revenue over the prior year. To a lesser extent, gross margins have improved due to the recent implementation of various national product purchasing programs at the Company's retail stores, including the sourcing of floral product from the Company's import business.

         Retail segment operating expenses for the three and nine months ended May 31, 2000 increased by $20.2 million to $32.3 million and by $54.2 million to $79.6 million, respectively, compared to the same periods in the prior year, due principally to significant increases in the number of stores operated in the current versus prior year periods. Retail segment operating expenses as a percentage of total revenue for the three and nine months ended May 31, 2000 increased by 6.3% to 49.7% and by 4.3% to 47.5%, respectively, compared to the same periods in the prior year.

         The majority of the operating expense percentage increase in the three months ended May 31, 2000 compared to the same period in the prior year is due to higher labor expenses incurred at the Company's retail outlets this quarter. Labor hours scheduled were significantly in excess of requirements, particularly in light of the lower than expected revenue levels. The disproportionate relationship between retail labor costs and retail revenue for the current quarter adversely impacted Gerald Stevens profitability for the three and nine months ended May 31, 2000. Additionally, the period-to-period change in mix between the Company's retail store and import businesses described above, and the fact that operating expenses as a percentage of revenue are significantly higher at the Company's retail stores compared to its import business, also contributed to the higher operating expense percentage in the current quarter. The majority of the operating expense percentage increase in the nine months ended May 31, 2000 compared to the same period in the prior year is due to the retail store and import business mix and to a lesser extent to higher labor expenses incurred at retail outlets in the nine-month period.

         In order to better align labor and other operating costs with revised near-term revenue projections, Gerald Stevens is in the process of implementing a plan to reduce operating costs at all field operating units. The implementation of this plan, which began shortly after the spring holiday season, is expected to be completed during the fourth quarter of fiscal year 2000. The Company believes the implementation of the plan will result in annual field cost reductions of approximately $5.0 million. The Company also has just completed the implementation of improved labor hour scheduling processes at all retail operating units. Additionally, Gerald Stevens has recently hired executives with significant multi-store retail experience and reorganized its field operations into four divisional units to be overseen by these new executives.

         Retail segment selling, general and administrative expenses for the three and nine months ended May 31, 2000 increased by $7.1 million to $9.6 million and by $17.5 million to $22.6 million, respectively, compared to the same periods in the prior year due principally to significant increases in the number of acquired stores operated in the current versus the prior year periods. Retail segment selling, general and administrative expenses as a percentage of total revenue for the three and nine months ended May 31, 2000 increased by 5.8% to 14.8% and by 4.8% to 13.5%, respectively, compared to the same periods in the prior year due principally to increases in advertising and wire commission expenses. The level of advertising and wire commission expenses incurred during the current quarter were disproportionately high compared to revenue generated at the Company's retail outlets during the period, which adversely affected Gerald Stevens' profitability during the three and nine months ended May 31, 2000. The higher advertising expenses were due mainly to the implementation of new national direct-mail programs. The higher wire commission expenses relate principally to increased in-bound wire orders from national order generation and retail florist businesses, for which the Company pays customary commission and wire service fees. To a lesser extent, higher insurance and other general and administrative expenses also contributed to the selling, general and administrative percentage increases in the current year versus prior year periods.

         Order Generation Segment. Product sales within the Order Generation segment for the three and nine months ended May 31, 2000 reflect $7.2 million and $16.3 million, respectively, of sales made by Calyx & Corolla, which was acquired in July, 1999. Calyx and Corolla product sales for the three months ended May 31, 2000 were significantly below expectations which adversely impacted our profitability for the three and nine months ended May 31, 2000. We believe that this result was due, in part, to increased competition in the direct-from-grower segment of the industry, particularly on the Internet. Service and other revenue within the Order Generation segment consists of order generation commissions and processing fees, wire service dues and fees, and credit card processing fees. Total Order Generation segment service and other revenue for the three and nine months ended May 31, 2000 increased by $3.0 million to $11.5 million and by $13.3 million to $30.7 million, respectively, compared to the same periods in the prior year. The service and other revenue increase in the current quarter compared to last year is due primarily to a $1.4 million revenue increase at National Flora related mainly to certain acquisitions made and merged into National Flora during the latter part of fiscal 1999 and to revenue of $1.1 million at Calyx & Corolla. The service and other revenue increase for the current nine-month period compared to last year is due primarily to incremental revenue of $8.3 million from National Flora, which was acquired in March, 1999 and to revenue of $2.4 million at Calyx & Corolla. To a lesser extent, continued increases in The Flower Club revenue and revenue from our Internet-based order generation business unit also contributed to current versus prior year period increases.

         Cost of goods sold within the Order Generation segment for the three and nine months ended May 31, 2000 reflect $2.4 million and $5.5 million, respectively, of costs incurred at Calyx & Corolla. Calyx & Corolla gross margins as a percentage of product sales revenue for the three and nine months ended May 31, 2000 were 66.2% and 66.0%, respectively.

         Total Order Generation segment selling, general and administrative expenses for the three and nine months ended May 31, 2000 increased by $6.9 million to $14.8 million and by $23.7 million to $38.9 million, respectively, compared to the same periods in the prior year. Selling, general and administrative expenses incurred by Calyx & Corolla during the three months ended May 31, 2000 were $6.7 million and represented almost all of the current quarter expense increases. For the nine months ended May 31, 2000, selling, general and administrative expenses of $14.9 million at Calyx & Corolla, incremental current year expenses of $4.7 million at National Flora and $3.1 million at our Internet-based order generation business unit represented almost all of the current nine month period increase. To a lesser extent, expense increases related to the expansion of The Flower Club business unit also contributed to the higher current period expense increases.

         Corporate. Total Corporate selling, general and administrative expenses for the three and nine months ended May 31, 2000 increased by $1.6 million to $5.4 million and by $7.0 million to $15.0 million, respectively, compared to the same periods in the prior year, excluding $.6 million and $4.6 million in merger expenses incurred during the three and nine months ended May 31, 1999, respectively. These increases were due primarily to expenses incurred to expand Gerald Stevens' corporate infrastructure in Fort Lauderdale, Florida and to support the Company's expanded business units and anticipated future acquisitions.

         Based upon capital constraints and strategic reasons (see Liquidity and Capital Resources section of this Management's Discussion and Analysis of Financial Condition and Results of Operations), Gerald Stevens chose not to initiate a number of previously planned retail acquisitions during the three months ended May 31, 2000 and has further decided to significantly reduce or eliminate planned expansion activities in the short-term. Based upon the expansion slowdown, Gerald Stevens is in the process of significantly reducing personnel, technology, and other related general and administrative costs at its Fort Lauderdale, Florida corporate headquarters in order to align its organizational and cost structure with the size and scope of the business it currently owns and operates. A significant portion of the personnel downsizing was completed in June, 2000 and remaining cost reduction programs are expected to be completed during the remainder of the fourth quarter of fiscal 2000, with expected total annual corporate expense reductions of approximately $7.5 million.

         Interest. Interest expense for the three and nine months ended May 31, 2000 increased by $0.5 million to $0.8 million and by $1.2 million to $1.7 million, respectively, compared to the same periods in the prior year. The increase in interest expense during the current periods is due primarily to increased borrowings under the Company's revolving credit facility to finance the expansion of its business activities and, to a lesser extent, increases in interest rates.

         Income Taxes. The Company has significant operating loss carryforwards available to offset future federal taxable income. Because of its current financial position, the Company has provided a full valuation allowance against its related net deferred tax asset accounts. Accordingly, the Company has recorded no federal income tax provision or benefit for the three and nine months ended May 31, 2000. However, the Company currently pays income tax in certain states and as a result, recorded a provision of $0.3 million and $0.7 million for the three- and nine-month periods ended May 31, 2000, respectively. Gerald Stevens' future effective tax rate will depend on various factors, including the mix between state taxable income or losses, amounts of nondeductible goodwill, and the timing of adjustments to the valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

         We had cash and cash equivalents of $0.9 million and $4.6 million as of May 31, 2000 and August 31, 1999, respectively. Cash and cash equivalents decreased by $3.7 million and $2.8 million during the nine months ended May 31, 2000 and May 31, 1999, respectively. The major components of these changes are discussed below.

         Cash used in operating activities for the nine months ended May 31, 2000 was $9.5 million compared to $1.1 million for the same period last year. Cash used in operating activities increased during the current period primarily as the result of higher working capital investments offset to a lesser extent by increased operating cash flows compared to the prior year period.

         The cash portion of the purchase prices for all acquisitions completed by the Company, net of cash acquired, during the nine months ended May 31, 2000 and May 31, 1999 aggregated $20.9 million and $49.1 million, respectively, as more fully described in the preceding section entitled "Acquisitions." Capital expenditures during the nine months ended May 31, 2000 totaled $15.4 million compared to capital expenditures of $2.6 million in the same period of the prior year. Capital expenditures primarily include computer hardware, software and communication system expenditures, and to a lesser extent, new store/facility construction and equipment costs, related to the expansion of our retail and order generation businesses.

         During the nine months ended May 31, 2000, the Company issued a total of 3,257,000 shares of its common stock in private placement transactions for total consideration of $22.0 million, net of placement fees and expenses, and additionally issued a total of 430,766 shares of common stock for total consideration of $1.2 million in connection with the exercise of stock options and warrants. The Company also retired 519,975 shares of treasury stock during the nine months ended May 31, 2000. During the nine months ended May 31, 1999 we issued 6,217,537 shares of common stock in private placement transactions for total consideration of $21.1 million, net of placement fees and expenses, 224,000 shares of common stock for total consideration of $0.3 million in connection with the exercise of stock options and warrants, and we also collected a $4.2 million stock subscription receivable balance related to the initial capitalization of Gerald Stevens Retail.

         During the nine months ended May 31, 2000, the Company borrowed a net amount of $22.6 million on its revolving credit facility and repaid $3.7 million of debt incurred in connection with certain retail florist acquisitions. During the nine months ended May 31, 1999, the Company borrowed a net amount of $25.9 million on its revolving credit facility and also repaid a total of $2.3 million of debt related primarily to a prior revolving credit facility, which was terminated in June, 1999.

         Based upon various factors, including the recent trend of operating results, its current capital structure and liquidity position and its current share price, Gerald Stevens is in the process of finalizing a reassessment of its strategic objectives. In this connection, Gerald Stevens plans to significantly slow the pace of expansion of its business during the next 12 to 18 months compared to previous plans. During this near-term period, the acquisition of new retail floral businesses, capital expenditures related to the construction of new hub or satellite stores, remodeling of existing stores and the development of computer information systems, and spending on further development of the Gerald Stevens brand name will be either significantly reduced, delayed, or eliminated. Gerald Stevens believes that limiting the expansion of its business during the next 12 to 18 months is prudent and expects that this will allow Company management to focus on integrating businesses acquired to date and implementing improved business processes and control procedures within such acquired businesses. However, to the extent that development of our planned improvements to computer information systems will be slowed, our ability to obtain more timely and more detailed operational and financial information to better manage our businesses will continue to be adversely impacted.

         Based upon the planned slowdown in the Company's near-term expansion and in order to align operating costs with the Company's new plans, Gerald Stevens is in the process of reducing operating costs at both its corporate headquarters and at its field operating units (as more fully described in Results of Operations section of this Management's Discussion and Analysis of Financial Condition and Results of Operations). Due to the timing of the implementation of its cost reduction programs over the summer months, including the impact of customary severance payments, Gerald Stevens does not expect to see any significant profitability/cash flow benefits from the implementation of these programs until fiscal year 2001. Additionally, based upon lower floral industry revenue levels during the seasonally weak summer and fall periods, we expect to incur operating losses, which could be significant, during the fourth quarter of fiscal 2000 and first quarter of fiscal 2001.

         Gerald Stevens is also in the process of reassessing its strategic direction . This reassessment will be completed during the fourth quarter of fiscal 2000 and is expected to result in the sale of certain real estate during the fourth quarter of fiscal 2000 or the first quarter of fiscal 2001 and may result in the sale of certain of its business units. Additionally, the Company will be re-evaluating the realizeability of all long-lived assets and the effect of changes in the Company's strategy on the value of such assets. It is possible that certain business units or assets may be sold at prices lower than the current carrying amount of such business units or that certain long-lived assets may be deemed to be impaired, thereby requiring losses to be recognized in the financial statements of future periods.

         The outstanding balance on the Company's revolving credit facility at May 31, 2000 and July 14, 2000 was $26.9 million and $34.5 million, respectively. Based on operating results for the three months ended May 31, 2000, Gerald Stevens failed to meet required bank credit agreement financial targets for leverage ratio and fixed charge covenants. On July 14, 2000, the Company's lending bank waived the Company's obligation to comply with these two financial covenants until July 31, 2000, and agreed to allow the Company to borrow up to an aggregate of $36.0 million through July 31, 2000, with advances exceeding $36.0 million requiring approval of the bank. The Company and its lending bank are currently negotiating an amendment to the existing bank credit agreement. There are no assurances, however, that the Company and the bank will reach agreement on terms of an amendment acceptable to the Company, or at all, on or prior to July 31, 2000. Failure to reach such agreement would have a material adverse effect on the Company.

         During the seasonally weak cash flow period from June 2000 through November 2000, the Company will require additional capital to fund its operating activities. The Company believes that it can generate substantial operating cash flows during the seasonally strong cash flow period from December 2000 through May 2001 and in fiscal years thereafter. In the near-term, the Company is seeking to assure continuing access to capital from its lending bank by amending its credit agreement, selling real estate, managing working capital, and evaluating the sale of certain of its business units. The Company has entered into agreements to sell four parcels of real estate for aggregate net proceeds of approximately $2.5 million which it expects to consummate within 45 days. These agreements contain customary closing conditions. As a result, no assurance can be given that these transactions will be consummated in accordance with their terms.

          The Company is also exploring capital raising transactions and strategic alliances. Assuming that the Company and the bank enter into an amendment to the credit agreement on or prior to July 31, 2000, on terms acceptable to the Company, management currently believes that it will be successful in obtaining the required capital to fund its operations through the weak seasonal period and thereafter. However, there can be no assurances that the Company's efforts to raise such capital will be successful. The Company's failure to raise sufficient capital would have a material adverse effect on the Company.

         On July 5, 2000, the Company received notification from the Nasdaq Stock Market that its common stock has failed to maintain the minimum bid price of $5.00 as required for continued listing on the Nasdaq National Market. If the bid price of Gerald Stevens common stock does not equal or exceed $5.00 for a minimum of 10 consecutive trading days prior to October 3, 2000, Gerald Stevens common stock will be delisted from the Nasdaq National Market. The Company currently plans to submit an application to list its common stock on the Nasdaq SmallCap Market. As of July 14, 2000, the Company believes that its common stock meets the continued listing requirement of the Nasdaq SmallCap Market. There is no assurance that the Company's common stock will be eligible for listing on the Nasdaq National Market as of October 3, 2000, or that the Company's common stock will be accepted for listing on the Nasdaq SmallCap Market. Failure to maintain listing on an organized market may have a material adverse effect on the liquidity of the Company's common stock or the Company's ability to consummate acquisitions and strategic alliances or raise capital in the future.

Impact of Recently Issued Accounting Standards

     In June 1999, The Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133. Statement No. 137 defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS Statement No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2001. The adoption of SFAS No. 133is not expected to have a material effect on the financial statements of the Company.

         On December 3, 1999, the staff of the SEC published Staff Accounting Bulletin 101, "Topic 13: Revenue Recognition," ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 will be effective for the Company during the three months ended August 31, 2001. Specific items discussed in SAB 101 include bill-and-hold transactions, long-term service transactions, refundable membership fees, contingent rental income, up-front fees when the seller has significant continuing involvement and the amount of revenue recognized when the seller is acting as a sales agent or in a similar capacity. SAB 101 also provides guidance on disclosures that should be made for revenue recognition policies and the impact of events and trends on revenue. The adoption of SAB 101 is not expected to have a material effect on the financial statements of the Company.

         In March 2000, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 00-2, Accounting for Web Site Development Costs ("EITF Issue No. 00-2"), which applies to all web site development costs incurred for the quarters beginning after June 30, 2000. The consensus states that the accounting for specific web site development costs should be based on a model consistent with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Accordingly, certain web site development costs that are currently expensed as incurred may be capitalized and amortized. The adoption of EITF Issue No. 00-2 is not expected to have a material effect on the financial statements of the Company.

         In May 2000, the EITF reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives", ("EITF Issue No. 00-14") which addresses the recognition, measurement, and income statement classification for sales incentives offered by vendors to customers. The Issue will be effective for the Company during the three months ended August 31, 2000. Sales incentives within the scope of this Issue include offers that can be used by a customer to receive a reduction in the price of a product or service at the point of sale. The consensus states that the cost of the sales incentive should be recognized at the latter of the date at which the related revenue is recorded or the date at which the sales incentive is offered. The consensus also states that when recognized the reduction in or refund of the selling price should be classified as a reduction of revenue. However, if the sales incentive is a free product or service delivered at the time of sale the cost should be classified as an expense. The adoption of EITF Issue No. 00-14 is not expected to have a material effect on the financial statements of the Company.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
---------------------------

         On June 27, 2000, USA Floral Products, Inc. filed a civil lawsuit in the United States District Court for the Southern District of Florida entitled USA Floral Products, Inc. v. Gerald Stevens, Inc. The plaintiff alleges that we interfered with noncompetition agreements between plaintiff and its former employees, that we interfered with plaintiff's business relationships and that we misappropriated plaintiff's trade secrets. Plaintiff seeks injunctive relief and unspecified monetary damages, including punitive damages. We believe the claims are without merit, and we are vigorously defending against the claims.

 Item 2.  Changes in Securities and Use of Proceeds.
 --------------------------------------------------
         During the first three fiscal quarters of our 2000 fiscal year, we issued 1,994,557 shares of our common stock in connection with our acquisition of all of the assets or stock of companies acquired during such quarters, or in connection with a merger transaction between one of our subsidiaries and an acquired company. We made all such issuances in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

         During the quarter ended May 31, 2000, we also issued 3,257,000 shares of our common stock in a private placement under Section 4(2) of the Securities Act of 1933, as amended, for aggregate consideration of approximately $22.8 million. We paid aggregate placement fees of approximately $814,000 in connection with such private placement.

Item 6.   Exhibits and Reports on Form 8-K.
------------------------------------------

     (a)    Exhibits.  The following are being filed as exhibits to this Report:
            --------
             financial data schedule

     (b) Reports on Form 8-K. We filed the following Reports on Form 8-K during the quarter ended May 31, 2000 and to date in the following quarter:


Date of Filing                    Disclosure(s)
--------------                    -------------

April 6, 2000         Item 5. Announcement of private placement.

May 24, 2000          Item 5. Announcement of outlook for quarter ending
                      May 31, 2000.

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

                                             GERALD STEVENS, INC.
                                             --------------------
                                             (Registrant)





Date: July 17, 2000                          By /s/ Albert J. Detz
                                                ------------------
                                                  Albert J. Detz
                                                  Senior Vice President and
                                                  Chief Financial Officer

                              Gerald Stevens, Inc.

                          Quarterly Report on Form 10-Q
                       For the quarter ended May 31, 2000


                                  EXHIBIT INDEX

         Exhibit No.                    Description

              27                    Financial Data Schedule