Form 10-K
period 2000-08-31
GERALD STEVENS INC/
filed 2000-11-29
CIK 37525

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2000

                             Commission file number
                                    000-05531

                              GERALD STEVENS, INC.

 Incorporated under the Laws of the       I.R.S. Employer Identification No.
          State of Florida                           65-0971499

               P.O. Box 350526, Ft. Lauderdale, Florida 33335-0526
                                  954/627-1000

               Securities registered pursuant to Section 12(b) of
                                    the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the Proxy Statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

     The aggregate market value of Gerald Stevens, Inc. voting stock held by nonaffiliates was approximately $29.1 million on November 15, 2000.

     On November 27, 2000, 9,836,466 shares of Gerald Stevens, Inc. Common Stock, par value $.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
PART I

Item 1.    Business....................................................................  1
Item 2.    Properties.................................................................. 17
Item 3.    Legal Proceedings........................................................... 18
Item 4.    Submission of Matters to a Vote of Security Holders......................... 18

EXECUTIVE OFFICERS..................................................................... 18

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters....... 21
Item 6.    Selected Financial Data..................................................... 22
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations................................................................ 22
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.................. 37
Item 8.    Financial Statements and Supplementary Data................................. 38
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure................................................................ 67

PART III

Item 10.   Directors and Executive Officers of the Registrant.......................... 67
Item 11.   Executive Compensation...................................................... 67
Item 12.   Security Ownership of Certain Beneficial Owners and Management.............. 67
Item 13.   Certain Relationships and Related Transactions.............................. 67

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............. 67

SIGNATURES............................................................................. 70

                                     PART I

Item 1. Business.

     We are an integrated retailer and marketer of flowers, plants, and complementary gifts and decorative accessories. We currently operate the largest company-owned network of floral specialty retail stores in the United States, with over 300 retail locations across the country. We believe we are transforming the retail floral industry by integrating our operations throughout the floral supply chain, from product sourcing to delivery, and by managing every interaction with the customer, from order generation to order fulfillment. We ultimately intend to provide all of our retail customers with a unique and enhanced shopping experience. We believe our execution of this integrated operating model will make our stores synonymous with superior service, quality and value.

     Our order generation division permits us, through multiple marketing channels, including the Internet, dial-up numbers and direct mail, to serve customers who do not visit or phone our retail stores. This division includes National Flora, the largest yellow page advertiser of floral products; Calyx & Corolla, the largest direct marketer of flowers; The Flower Club, a leading corporate affinity marketer; and three primary websites. To ensure superior customer service and efficient order processing, we operate three call centers. To distribute orders in markets where we do not have our own stores, we use several floral wire services, including our own Florafax floral wire service, which has approximately 5,500 member florists on August 31, 2000 covering all 50 states.

     We operate a leading floral importer and wholesaler, AGA Flowers, which has long-term supply agreements and other relationships to purchase cut flowers with many of the finest growers in the United States, Central America and South America. These supply arrangements help us to eliminate several steps in the floral distribution chain and ensure a reliable source of high-quality products at favorable prices.

     Gerald Stevens was incorporated in Delaware in 1970, and reincorporated in Florida in 2000. Our principal executive offices are located at 1800 Eller Drive, Fort Lauderdale, Florida 33316, and our telephone number is (954) 627-1000.

     No material part of our revenue was derived outside of the United States in the 2000, 1999 and 1998 fiscal years, and during such years, we had no material assets outside the United States. For additional information concerning our operations by business segment for the 2000, 1999 and 1998 fiscal years, see
Note 13 to the Consolidated Financial Statements included in Item 8.

INDUSTRY OVERVIEW

     Supply Chain. The majority of cut flowers sold at retail in the United States are grown outside of the United States, principally in Colombia, Ecuador and the Netherlands. Flowers grown outside of the United States are shipped from farms and exporters to importers in the United States. European products arrive in multiple ports of entry, and most Central American and South American products arrive in Miami. After clearing customs and inspections, floral importers divide the flowers into smaller lot sizes and ship them to wholesalers, bouquet companies and mass-market retailers. Wholesalers market the flowers to retail florists, supermarkets, other mass-market outlets, and bouquet companies.

Bouquet companies make arrangements and bouquets that are sold to supermarkets, convenience stores and mass-market retailers. Mass-market retailers and supermarkets use internal systems for further distribution. In aggregate, the supply chain typically delivers a flower to the retailer approximately 10 to 12 days after the flower is first cut. Moreover, the extensive handling of the product and the temperature fluctuations to which it is subjected adversely affects the life of the flower.

     Order Generation. Order generators market and advertise in various media to generate floral orders via dial-up numbers, the Internet and direct mail. Because order generators typically lack fulfillment capabilities, they forward floral orders through a wire service to a retail florist for delivery. Order generators usually receive a commission equal to 20% of the order for their services and may also impose a service charge on the customer for handling the order. Large order generators typically receive rebates from wire services for sending orders through them.

     Wire Services. Wire services establish networks of retail florists and facilitate the transmission and financial settlement of floral orders among the network members. Wire services publish a membership directory that enables a sending florist to select which florist will deliver an arrangement outside the sending florist's own delivery area. Alternatively, a sending florist may allow the wire service to choose which florist will deliver an arrangement.

     Wire services typically collect a clearinghouse fee of 7% to 9% of the value of an order exchanged via the wire service; however, the fee collected from larger florists and order generators is often offset by a rebate. Wire services typically charge a monthly membership fee to member florists. Wire services seek to control the quality of products and services provided by member florists by denying membership or imposing fines on member florists violating the wire service's standards.

     Retail. Retail floral shops sell flowers, plants and, in certain cases, complementary gifts and decorative accessories to customers. Floral shops also receive orders for out-of-town delivery that they forward, typically through wire services, to other floral shops for fulfillment and local delivery.

     Direct from Farm. The direct-from-farm business consists of order generators, primarily catalogs and websites, that use third-party overnight shippers like FedEx to distribute products directly from importers or growers to consumers. This business, while growing, accounts for less than 1% of overall floral purchases. The majority of direct-from-farm flowers are pre-made "bunches" of flowers requiring the recipient to arrange them into a bouquet.

BUSINESS STRATEGY

     Our goal is to become the premier specialty floral and gift retailer and marketer in the United States. We intend to accomplish this by selling a broad selection of floral and floral-related products, providing superior customer service and building strong customer loyalty. Key elements of our strategy include:

o Strengthen Our Existing Operations

     In the near-term, we are developing and implementing market-by-market plans intended to maximize the profitability of each retail market using our current hub facilities and satellite stores. In our effort to improve revenue, we have implemented sales incentives and training programs designed to increase our average sale. We have shifted responsibility for retail advertising from corporate to the retail markets and believe that we will improve revenue as a result of this locally focused advertising. We have reduced retail headcount and implemented a labor scheduling process in our retail operations to insure that labor costs are in proportion with revenue. Additionally, we have significantly reduced personnel, technology and other general and administrative costs at our corporate headquarters in order to align our organization and cost structure with the size and scope of the business we currently own and operate. Upon completion of these near-term objectives to maximize profitability of our existing businesses, we intend to pursue our long-term strategy, which is set forth below.

o Build a National Network of Retail Stores.

     Expand Our Retail Store Base. Our long-term strategy is to develop a retail network in the country's largest markets. From October 1998 through April 2000, we acquired many of the top floral retailers in the United States, providing us with over 300 retail locations. We believe these initial acquisitions have provided us with a significant competitive advantage in developing a national retail network. In the spring of 2000, we decided to suspend our acquisition program due to capital constraints and for strategic reasons. We do not expect to resume retail store acquisitions in the near-term.

     Enhance the Efficiency of Our Local Order Fulfillment and Distribution Network. Our retailing network is based on a "hub-and-satellite" system, which we believe is the most efficient operating structure for the retail floral industry based upon the success of the leading floral retail chains, several of which we have acquired. A hub facility serves as a distribution center and warehouse for surrounding satellite stores within a market. In the long-term, we plan to have at least one hub facility in each of the markets in which we operate, either through acquisition or construction. We believe that a hub facility eliminates cost redundancies and delivery inefficiencies that exist at decentralized retail floral shops. Satellite stores are retail stores or store-in-store retail outlets in supermarkets and department stores. Ideally, our satellite stores will be located in high-traffic, high-visibility areas to service walk-in business and promote brand awareness.

     Create an Innovative In-Store Experience. We have developed a concept store that is designed to maximize revenue at the satellite stores by catering to the walk-in customer. This store offers a unique and enhanced floral shopping experience through an expanded product mix, innovative merchandising and store design, a knowledgeable staff of professional florists and exceptional customer service.

o Build Our Order-Generation Businesses.

     Build Our Traditional Order-Generation Businesses. We own several order-generation businesses, allowing us to serve customers who do not visit or phone our retail stores. In addition, we have a national customer database that allows us to target advertising and promotions. Through the use of more sophisticated database marketing techniques, our strategy is to use our order-generation capabilities to increase non-holiday and advance sales to customers in all channels. Our call centers and sales organization provide us with a platform to continue to add national corporate affinity partners. Where possible, we distribute orders generated by these businesses through our retail store network, to provide consistency of product quality and customer service. We believe our retail stores provide us with a significant competitive advantage over order generators who lack fulfillment capabilities, particularly at holidays and other peak times.

     Promote E-Commerce Operations. Similar to traditional order-generation businesses, we believe that our online flower order generation business has a competitive advantage because it is coupled with an owned local delivery network. This approach provides the greatest ability to manage all aspects of an order, from order taking to delivery confirmation, and ensures consistency of product quality and customer service. Our e-commerce strategy is to position our Company as a premier online floral and related gift marketer through a multi-branded strategy targeted at specific audiences.

OPERATIONS

o Retail Network.

     Our retail stores are among the leading retail floral operations in their markets, with over 300 retail locations in 35 markets on August 31, 2000. In most cases, our initial market entry has been through the acquisition of key existing retailers followed by the acquisition of smaller retailers. Our acquisition of key existing retailers has focused on the most respected and established retailers in a market. We have retained the management of many of these well-run retailers to benefit from their market knowledge, name recognition and local reputation, and to promote greater levels of customer retention and loyalty. Some smaller acquired stores have been in non-strategic locations and therefore have been moved to a better location or integrated into a hub facility. We have kept the telephone numbers of acquired companies to maximize customer retention. We believe that by acquiring existing stores, we acquire the continuing business of loyal customers in a cost-efficient manner.

     Hub Facilities. Hub facilities are up to 40,000 square foot facilities that provide a market with centralized call-in order taking, floral arranging and delivery. A typical market ideally will have one or two hub facilities. Hub facilities eliminate cost redundancies such as duplicative labor functions, inventory spoilage and delivery inefficiencies, and allow us to control product quality and consistency. Hub facilities also produce standard floral arrangements for our retail stores. Depending on the location, a portion of a hub facility may also serve as a retail location. On August 31, 2000, we had a total of nine "full-service" hub facilities in nine markets, two of which we built and the rest we acquired. We also have five other hub facilities that provide some, but not all, of the services provided at full-service hub facilities.

     Satellite Stores. Our "satellite" stores are either traditional retail floral shops or store-in-store outlets located in high-traffic, high-visibility areas to service walk-in business. We intend for our satellite stores to differentiate themselves from our competitors by offering an enhanced customer experience within the floral shop through superior products, merchandising and service. We believe that we have designed an attractive, well-merchandised retail store concept that will help promote growth in the walk-in segment of the floral and gift industry. Because we can vary our store size and format while maintaining a consistent look and feel, our retail stores can be located in a variety of convenient settings, including downtown and suburban retail centers, office buildings, hospitals, airports and university campuses. Each store will vary its product mix depending upon the size of the store, its location and customer preferences.

     Our store-in-store locations bring quality floral products and services to supermarkets, grocery stores and department stores. These locations benefit from the high traffic and brand appeal of the store in which they are located. These store-in-store locations are operated by our employees to ensure quality and consistency of product and service, as well as to promote our brand.

     Through November 15, 2000, we have converted one acquired retail store and two acquired "store-in-store" locations, and built two new retail stores and two new store-in-store locations, using the concept-store design and the Gerald Stevens(SM) brand name.

     In addition to providing our customers with a unique and enhanced in-store experience and a broader array of merchandise, we are committed to providing superior customer service. We intend to provide same-day delivery on a national scale from all distribution points, and all of our retail stores currently offer, through our call centers, the opportunity to place orders 24 hours a day, 7 days a week.

o Order Generation.

     As a complement to our retail network, we operate several order-generation businesses, including National Flora, The Flower Club and Calyx & Corolla. These businesses generate floral orders primarily through mailing inserts for corporate affinity programs, yellow page advertisements and catalogs.

     National Flora. National Flora is the largest U.S. yellow page advertiser of floral products. National Flora generates orders through a variety of additional advertising efforts, including Internet websites, affinity partnerships, corporate programs and direct mail marketing. National Flora forwards these orders primarily to National Flora's preferred network of stores, giving priority to our retail stores and our Florafax wire service.

     Flower Club. The Flower Club has relationships with major corporate partners to engage in joint marketing campaigns throughout the year. Orders generated by The Flower Club are transmitted by our Florafax wire service business to member florists. The corporate partners include many nationally recognized companies, including airlines, credit card issuers, retailers and other businesses. The Flower Club markets directly to the customers of these companies by inserting marketing materials into their customers' periodic statements.

     Calyx & Corolla. Calyx & Corolla is a leading direct marketer of flowers, generating orders through a combination of catalog mailings and e-commerce marketing. Orders are fulfilled through a network of more than 30 high-quality flower and plant growers who package and ship flowers and vases to customers via overnight delivery upon receipt of an order. This "just-in-time" product procurement process allows Calyx & Corolla to eliminate its inventory risk while at the same time giving customers fresh, just-cut flowers.

     Internet businesses. We believe our Internet operations will further develop our existing customer relationships, introduce new customers to our products, and reduce the cost and risk of product introductions. We intend to become a premier floral and gift marketer on the Internet, an area of the floral and gift business that we expect to continue to grow rapidly in the next several years.

     We will focus our development and marketing efforts on the geraldstevens.com, calyxandcorolla.com and flowerclub.com websites. We have designed each of these websites to appeal to a different customer segment and offer users targeted content and products. We believe this multi-brand strategy will increase the number of floral and gift transactions, provide repeat sales and improve the percentage of purchases per "visit" on the sites. Marketing initiatives for our websites include promotions in our retail stores, in traditional advertising mediums, and on strategic or high-traffic websites, as well as links from our corporate affinity program partners and e-mail campaigns to our customer database and the databases of companies participating in our corporate affinity programs.

     Call Centers. Our order-generation businesses are currently supported by three call centers with a total of approximately 400 call stations in three time zones. Our call centers are located in Vero Beach, Florida; Tulsa, Oklahoma; and Medford, Oregon. We also use telemarketing companies to answer calls, particularly during peak periods. Our call centers and these telemarketing companies service our order-generation businesses 24 hours a day, 7 days a week, and provide after-hours phone answering for our retail stores enabling our local customers to place an order through a Gerald Stevens representative at any time.

o Floral Wire Service.

     We operate Florafax, a floral wire service business that enables member florists to send and deliver floral orders throughout the United States. We act as an intermediary among our 5,500 member florists, approximately 200 of which are our own retail floral shops, and we receive and send their orders primarily by telephone and fax. We list our member florists and their advertisements in the Florafax Directory, which is published and distributed five times a year for use by us and our member florists.

     Our order-allocation system has the ability to distribute orders ratably to our member florists. On our system, once an order is taken, the system ascertains which member florists deliver to that location. The system determines which florist should receive the order based on distribution criteria and sends the order via facsimile or telephone. We believe that our order-allocation system is presently the only system in the industry that distributes orders in an equitable manner to member florists.

o Import.

     AGA Flowers, our leading Miami-based importer, primarily imports cut flowers, principally from Colombia and Ecuador. Although we do not generally enter into long-term contracts with our suppliers, through AGA Flowers we actively manage relationships with more than 40 growers in South America and Central America. These relationships allow us to obtain high-quality flowers in large quantities and when needed.

     AGA Flowers also supplies fresh-cut flowers and bouquets to wholesalers, distributors and large retailers. During the 2000 fiscal year, approximately 53% of the floral products imported by AGA Flowers were sold to these third parties. We expect this percentage to decrease as a result of acquisitions of floral shops made in the 2000 fiscal year, AGA's fulfillment of more of our shops' floral product needs, and AGA's sales to third parties remaining relatively constant.

SUPPLIERS

     In addition to obtaining flowers from AGA Flowers, we enter into standing order arrangements with other floral importers, growers and wholesalers that provide us fixed-quantity purchases on a fixed-price basis throughout the year, with higher quantities at those prices during peak demand periods to ensure an adequate supply of flowers. We believe that we have good relationships with our suppliers and that the large number of current and potential suppliers should continue to make perishable floral products, as well as our other gift products and decorative accessories, available to us as needed.

     We also rely on floral wire services, including our Florafax wire service, to facilitate the transmission and financial settlement of floral orders generated by our order-generation businesses and our retail operations. In August 2000, we agreed with Teleflora, LLC to send a minimum of 500,000 floral orders annually through Teleflora's wire service over the next two years. As part of the agreement, we agreed to increase our use of Teleflora's proprietary Dove(R) electronic transmission network to send orders to Teleflora members. We believe that we have good relationships with the floral wire services that we rely on.

INFORMATION SYSTEMS

     Developing uniform information systems for all of our stores remains an important part of our strategy. We believe that our stores' current information systems are adequate for our current needs and the implementation of our near-term strategy. For the implementation of our long-term strategy, we seek to install a uniform point-of-sale and management information system.

COMPETITION

     We face competition throughout the retail floral industry. Our retail stores compete with traditional floral shops, supermarkets, garden centers, vendors and other retailers based upon price, breadth of product offering, product quality, customer service, location and credit terms. We also compete with gift and other specialty retailers for sales of our non-floral products. Both our traditional and our Internet order-generation businesses face significant competition from others providing similar services. In particular, dial-up numbers and websites in the retail floral industry have become significantly more competitive in recent years. We compete by buying large yellow pages advertisements with priority placement, by marketing our numbers and websites in various media, and by offering call center service 24 hours a day, 7 days a week. Our floral wire service business is one of five national wire services in the country, three of which are larger than Florafax and have substantial market share. While we believe that we compete effectively within each segment in the retail floral industry, additional competitors with greater resources may enter the industry and compete effectively against us. To the extent we are unable to compete successfully against our existing and future competitors, our business, operating results and financial condition may be materially adversely affected.

SERVICE MARKS, TRADEMARKS AND TRADE NAMES

     We have registered or are in the process of registering a variety of service marks, trademarks and trade names for use in our business, including the Gerald Stevenssm name and leaf logo.

     We regard our intellectual property as being an important factor in the marketing of our company and our brand. We are not aware of any facts that would negatively impact our continuing use of any of our service marks, trademarks or trade names.

EMPLOYEES

     On August 31, 2000, we employed approximately 2,700 full-time and 3,500 part-time employees. Of these part-time employees, approximately 1,000 work primarily during peak seasonal periods. Of our non-seasonal employees, approximately 100 are corporate personnel. None of our employees are represented by unions. We consider our employee relations to be good.

REGULATION

     We are subject to federal, state and local environmental, health and safety laws and regulations. Under environmental laws, we may be responsible for investigating and remediating environmental conditions relating to conditions at the numerous real properties at which we operate. These obligations could arise whether we own or lease the property. We are not aware of any pending federal environmental legislation that we expect to have a material adverse impact on our company.

     Our import operations are generally subject to United States federal regulations governing international trade and the importation of products into the United States. Imports into the United States are subject to various tariffs and customs duties imposed by the federal government. Such tariffs and duties are subject to change. In addition, when a particular foreign country limits the amount of a particular product that may be exported from the United States to such country, the United States government from time to time may retaliate by imposing a new or additional tariff on other products that such country exports into the United States. Such retaliatory tariffs could be material. In addition, the United States from time to time imposes anti-dumping duties on imports into the United States. Dumping is the practice whereby importers sell products in the United States at prices below the products' home market value. The anti-dumping duties generally are paid by the importer.

     We are also subject to laws and regulations that are applicable to various Internet activities. There are many legislative and regulatory proposals under consideration by federal, state, local and foreign governments and agencies, including matters relating to online content, Internet privacy, Internet taxation, access charges, liability for information retrieved from or transmitted over the Internet, domain names, database protection, unsolicited commercial e-mail messages and jurisdiction. New regulations may increase our costs of compliance and doing business, decrease the growth in Internet use, decrease the demand for our services or otherwise have a material adverse effect on our business.

RISK FACTORS

     An investment in our common stock involves various risks, including those described in the risk factors below. You should carefully consider these risk factors, together with all of the other information included in this report, before you decide to invest in our common stock. If any of the following risks, or any other risks not described below, develop into actual events, then our business, financial condition, results of operations, or prospects could be materially adversely affected, the market price of our common stock could decline further and you could lose all or part of your investment.

We Will Depend On Additional Capital.

     Our ability to implement our strategy and expand our operations largely depends on our access to capital. We expect to make expenditures to continue integrating the acquired floral businesses with our existing businesses. To implement our long-term strategy, we plan to acquire additional floral businesses, which will require ongoing capital expenditures. To date, we have financed capital expenditures and acquisitions primarily through private equity, a public offering and our revolving bank credit facility. We have a $36 million revolving credit facility and a $7 million working capital facility under which we have aggregate outstanding borrowings of approximately $35.3 million on November 16, 2000. The $7 million working capital facility expires on February 28, 2001, and the $36 million revolving capital facility expires on June 30, 2002. Further, mandatory prepayments are required upon sales of certain assets and issuances of debt and equity. As a result, we have limited options for raising capital without the consent of our existing lenders. In addition, to execute our growth strategy and meet our capital needs, we may issue additional equity securities as part of the purchase price of future acquisitions and we may issue additional debt or equity securities for cash in public or private offerings. Any of these transactions may have a dilutive effect on the interests of our stockholders. Further, additional capital may not be available on terms acceptable to us. Our failure to obtain sufficient additional capital could continue to curtail or alter our growth strategy or further delay needed capital expenditures.

We Need to Improve Our Information Systems.

     To implement our long-term strategy, we need to improve existing information systems and install and integrate uniform information systems. We estimate that it would cost between $4 million and $6 million to install common point-of-sale systems in our existing stores, and we believe this installation is an important step in implementing our long-term strategy. We may experience delays, disruptions and unanticipated expenses in improving, installing and integrating our information systems. Failure to improve existing information systems and install and integrate uniform information systems could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

     As part of our long-term strategy, we intend to convert our retail stores, nearly all of which we have acquired, using a retail store concept that we have designed. We also intend to open new stores using our retail store concept, and we intend to convert any subsequently acquired stores to this concept. We do not currently have sufficient capital available to implement this strategy. The conversion of these stores and opening of new stores may not have the positive effect on our business that we expect. The conversion of stores may cause us to lose customers that were loyal to the former store brand, and customers may not respond positively to the concept store. In the store conversion and new store opening processes, we may incur other unanticipated difficulties, including delays in project completion, unexpected or excessive costs, and zoning or other regulatory problems.

Our Potential Inability to Implement Our Growth Strategy.

     Our near-term business strategy will focus on growing our revenue and operations internally by improving our existing retail operations and expanding sales through order-generation businesses, including our websites. In the long-term, we seek to open or acquire additional retail locations. The success of our growth strategy will depend on a number of factors including our ability to:

     o    obtain financing to support this growth;

     o successfully integrate acquired businesses and new retail locations with existing operations;

     o    retain experienced management and other key personnel;

     o    expand our customer base;

     o market our products and services effectively through traditional media and over the Internet;

     o assess the value, strengths and weaknesses of acquisition candidates and new store locations;

     o    evaluate the costs and projected returns of expanding our operations;
          and

     o lease desirable store locations on suitable terms and complete construction on a timely basis.

     We may expand our operations not only within our current lines of business, but also into other related and complementary businesses. Our entry into any new lines of business may not be successful, as we may lack the understanding and experience to operate profitably in new lines of business.

Demands on Our Resources.

     Our operations could place significant demands on our management and our operational, financial and marketing resources. These demands are primarily due to our plans to:

     o    expand the scope of our operating and financial systems;

     o    increase the complexity of our operations;

     o    increase the level of responsibility of management personnel;

     o    continue to train and manage our employee base;

     o    acquire and integrate numerous floral and gift retailers;

     o    open new locations;

     o    increase the number of our employees; and

     o    broaden the geographic area of our operations.

     Our management and resources, now and in the future, may not be adequate to meet the demands resulting from our plans.

Continued Net Losses Could Hinder Our Strategy.

     We have experienced losses during our most recent fiscal year. Our net loss for fiscal 2000 was $42.6 million, which included a charge of $28.6 million for the impairment of long-lived assets. If we incur net losses in future periods, we may not be able to implement our business strategy in accordance with our present plans.

Our Financial Results May Not Be Indicative of Future Results.

     The financial statements in this report cover periods when Gerald Stevens and some of our acquired businesses were not under common control or management. These financial statements may not be indicative of our future financial condition, operating results, growth trends or prospects. We acquired our initial retail operations in our April 1999 merger with Gerald Stevens Retail, Inc. Gerald Stevens Retail was established in May 1998 and commenced operations in October 1998 upon completion of its acquisition of ten floral businesses. For the period from its inception to September 30, 1998, Gerald Stevens Retail was a development stage company with no revenue and generated a net loss of $2.1 million.

     You should evaluate our prospects in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of a new growth strategy. Our strategy of building a national floral and gift retailer and marketer may not lead to growth or profitability.

We May Incur Unexpected Liabilities When We Acquire Businesses.

     During the acquisition process, we may not discover some of the liabilities of businesses we acquire. These liabilities may result from a prior owner's non-compliance with applicable federal, state or local laws. For example, we may be liable after an acquisition of a business for the prior owner's failure to pay taxes or comply with environmental regulations. Environmental liabilities could arise regardless of whether we own or lease our properties. While we will try to minimize our potential exposure by conducting thorough investigations during the acquisition process, we will not be able to identify all existing or potential liabilities. We also generally will require each seller of an acquired business to indemnify us against undisclosed liabilities. In most cases, this indemnification obligation will be supported by deferring payment of a portion of the purchase price or other appropriate security. However, this indemnification may not be adequate to fully offset any undisclosed liabilities associated with the acquired business.

Debt Covenants May Restrict Our Growth and Implementation of
Our Business Strategy.

     Restrictive covenants contained in our credit facility may limit our ability to make capital expenditures, finance acquisitions, build new locations and finance other expansion of our operations.

These covenants also require us to achieve specific financial ratios. Credit facilities obtained in the future likely will contain similar covenants.

     In particular, consolidated earnings before interest, taxes, depreciation and amortization must equal or exceed $7.2 million in the fiscal quarter ending February 28, 2001; $14 million in the six-month fiscal period ending May 31, 2001; $13.2 million in the nine-month fiscal period ending August 31, 2001; and $13.75 million in any four-quarter fiscal period on or after November 30, 2001.

     Further, our aggregate capital expenditures may not exceed $500,000 in any fiscal quarter, except that we may spend up to $3.8 million for a standardized point-of-sale and management information system.

     Any of these covenants could become more restrictive over time. Our ability to respond to changing business and economic conditions and to secure additional financing for operating and capital needs may be significantly restricted by these covenants. Furthermore, we may be prevented from engaging in acquisitions that are important to our long-term growth strategy. Any breach of these covenants could cause a default under our debt obligations and result in our debt becoming immediately due and payable. We are not certain whether we would have, or would be able to obtain, sufficient funds to make these accelerated payments.

Our Quarterly Operating Results Will Fluctuate Due to Seasonality.

     The floral industry has historically been seasonal, with higher revenue generated during holidays such as Christmas, Valentine's Day, Easter and Mother's Day. Given the importance of holidays to the floral industry, a change in the date (in the case of a "floating" holiday such as Easter) or day of the week on which a holiday falls may also have a substantial impact on our business. During the summer and fall months, floral retailers tend to experience a decline in revenue. As a result, we currently expect the period from June through November (encompassing our fourth and first fiscal quarters) to be a period of lower revenue and unprofitable operations. In addition, the floral industry is affected by economic conditions and other factors, including, but not limited to, competition and weather conditions that impact other retail businesses. We intend to plan our operating expenditures based on revenue forecasts. Any revenue shortfall below these forecasts in any quarter would likely decrease our operating results for that quarter.

We May Be Unable to Maintain Our Listing on Nasdaq, Which Could Cause Our Stock Price to Fall and Decrease the Liquidity of Our Common Stock.

     On July 5, 2000, the Nasdaq Stock Market advised us that it may delist our common stock from trading on or about October 3, 2000 if the minimum bid price of our common stock does not equal or exceed $1.00 for a minimum of ten consecutive trading days. We filed an appeal and a request for a hearing in connection with Nasdaq's decision to delist our common stock from trading on the Nasdaq National Market. A hearing was held on November 2, 2000 and the appeal remains pending. We have filed applications for quotation of our common stock on either the Nasdaq SmallCap Market or the American Stock Exchange. Our common stock does not currently satisfy the requirements for listing on either the Nasdaq SmallCap Market or the American Stock Exchange and we may not receive listing approval from either market after reviewing any application we submit.

     Delisting of our common stock from the Nasdaq National Market and the failure to list our common stock on either the Nasdaq SmallCap Market or the American Stock Exchange may have an adverse impact on the market price and liquidity of our common stock, which would then trade on the over-the-counter bulletin board market. In addition, if Nasdaq delists our common stock and the trading price of our common stock is less than $5.00 per share, our common stock will come within the definition of a "penny stock." As a result, it is possible that our common stock may become subject to the penny stock rules and regulations that require additional disclosure by broker-dealers in connection with any trades involving a penny stock. The additional burdens imposed on broker-dealers may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Problems With Order Transmission Networks and the Compatibility of Our Systems.

     A large percentage of floral industry revenue is dependent upon the ability of the party taking an order from a customer to transmit the order to a delivering florist outside the immediate geographic market. Over the past several years, this process has increasingly relied on electronic communications and computers to create networks that serve as the transmission medium for orders. We believe that a substantial number of floral industry participants use one or more of these networks, particularly FTD's Mercury network. In the event that one or more of these networks were to become disabled, or our systems were unable to communicate with the network or any other transmission medium, we may not be able to use our normal computer-based methods for communicating orders. In this event, we would either need to route orders via alternative wire services, requiring reconfiguration of the existing wire interfaces and programming logic, or be required to make individual telephone calls or send faxes to florists. Conducting business primarily through telephone and fax orders would cause us to operate in a slower and more costly manner. Any of these situations could have a negative impact on our business, financial condition, results of operations or prospects.

Relationships With Floral Wire Service Businesses May Deteriorate.

     The retail floral industry has traditionally relied upon floral wire services, including FTD, Teleflora, AFS and our Florafax wire service business, to act as intermediaries to effectively manage, among other things, the financial settlement among florists and serve as a clearinghouse for orders. To our knowledge, these intermediaries do not currently operate retail stores but do engage in other marketing and floral order generating activities. One or more of these wire services may seek to prohibit our order generation business or our retail operations from settling orders through their wire services or using their technology to transmit orders. These actions may have a short-term material adverse impact on our business, financial condition, results of operations or prospects. Wire service intermediaries also provide financial rebates or incentives to those florists, order generators and other parties that transmit and/or financially settle a large number of orders through their system. These rebates and incentives provide a significant portion of our operating profit. Any change in the industry's rebate or incentive structure may have a short-term material impact on our business, financial condition, results of operations or prospects.

Customers May Reduce Discretionary Purchases of Flowers and Gifts.

     We believe that the floral and gift industry is influenced by general economic conditions, particularly by the level of personal discretionary spending by customers. As a result, the floral and gift industry could experience periods of decline and recession during economic downturns. The industry may experience sustained periods of decline in sales in the future. Any material decline in personal discretionary spending could have a negative effect on our business, financial condition, results of operations or prospects.

Uncertainty of Internet Use and Its Impact on Our Business.

     We believe that the Internet and electronic commerce will play an increasingly important role in floral and gift- related merchandising and order taking over the coming years. As such, we intend to devote significant financial resources to our Internet operations. However, the use of the Internet and e-commerce by customers to purchase flowers and gifts may not increase as rapidly as we expect, and other purchasing mediums may replace the Internet. Additionally, unlike building traditional retail stores, where there is a limited amount of prime retail real estate and significant capital requirements, there are few barriers to entry on the Internet. Our competitors may be better funded or have other proprietary technologies or approaches to e-commerce that may make it difficult for us to compete on the Internet. In any of these instances, our business, financial condition, results of operation or prospects may be materially adversely impacted.

     In addition, if the use of the Internet for direct-from-grower sales does rapidly increase and such sales replace locally delivered floral arrangements, then the revenue we plan to generate by owning and operating numerous retail stores may be adversely affected. Also, as e-commerce becomes more prevalent and the use of Internet phone directories increases, the value we receive from advertisements in traditional phone books may decrease.

Competition May Adversely Impact Our Performance.

     The floral and gift industry is highly competitive. Competition exists in each segment of the industry. We expect competition from:

     o flower growers, importers, wholesalers and bouquet companies, including Dole Food Company, Inc. and USA Floral Products Inc.;

     o    floral wire services, including FTD, Teleflora and AFS;

     o retailers including traditional floral and gift shops, supermarkets, mass merchandisers and garden centers; and

     o traditional and online order generators of floral and gift products, including 1-800-FLOWERS.

     In many of our markets, our competitors have larger and greater financial resources than we do. The Gerald Stevenssm brand is new, and may not be marketed effectively by us. We may not be able to compete successfully against our existing competitors and any future competitors.

Goodwill Resulting From Acquisitions May Adversely Affect Our Results.

     Goodwill resulting from our acquisitions of retail floral businesses, and the amortization of this goodwill and other intangible assets, could adversely affect our financial condition and results of operations. We have considered various factors, including projected future cash flows, in determining the purchase prices of our acquired retail floral and order generation businesses. Except to the extent we recorded impairment charges in our 2000 fiscal fourth quarter, we do not believe that any material portion of the goodwill related to any of these acquisitions will dissipate over a period shorter than the expected useful life. However, our earnings in future years could be materially adversely affected if management later determines either that the remaining balance of goodwill is impaired or that a shorter amortization period is applicable.

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

Political and Economic Events in Foreign Countries May Limit Supply of Flowers.

     Flowers are imported principally from countries in South America and Central America. The political and economic climate in several of these countries from time to time has been volatile. In some of these countries, this volatility has from time to time adversely affected many aspects of the countries' economies, including flower production. At times, this volatility has also impacted trade relations with the United States. As a result, future political and economic events in these flower-growing countries may reduce the production or export of flowers. Any adverse changes in the production or export of flowers from flower-producing countries could have a material impact on our business, financial condition, results of operations or prospects.

Potential Adverse Effects of Bad Weather In Flower-Growing Regions.

     The supply of perishable floral products depends significantly on weather conditions where the products are grown. Severe weather, including unexpected cold weather, may have an adverse effect on the available supply of flowers, especially at times of peak demand. For example, in order for a sufficient supply of roses to be available for sale on Valentine's Day, rose growing regions must not suffer a freeze or other harsh conditions in the weeks leading up to the holiday. Any shortages or disruptions in the supply of fresh flowers, or any inability on our part to procure our flower supply from alternate sources at acceptable prices in a timely manner, could lead to the inability to fulfill orders during periods of high demand, and the loss of customers.

We May Have Difficulties Transporting Flowers.

     The perishable nature of flowers requires the floral industry to have a transportation network that can move products quickly from the farm to the retailer. Flowers grown in South America and Central America are typically transported via charter flights to the United States, principally to Miami. After flowers arrive in Miami or other ports of entry, they are distributed throughout the United States primarily via refrigerated trucks. There may be disruptions in service at ports of entry, fuel shortages, work stoppages in the air charter or trucking industries or other problems encountered in transporting flowers.

Relationships With Member Florists of Our Wire Service Business May Deteriorate.

     Some of the member florists of our Florafax wire service business may not want to continue as members if they perceive that we are in competition with them through our retail stores. This risk may be heightened when we acquire or open retail operations in markets where our member florists are located. Loss of member florists could have a negative impact on our business, financial condition, results of operations or prospects.

We May Face Increased Government Regulations of the Internet.

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

Our Directors and Executive Officers Have Limited Industry Experience.

     Many of our directors and executive officers have no significant experience in the floral and gift industry. Accordingly, our management may not ultimately be successful in the floral and gift industry. In addition, we believe that our success will depend to a significant extent upon the efforts and abilities of the management of companies that we have acquired.

We Depend Heavily On Our Senior Management.

     We believe that our success will depend to a significant extent upon the efforts and abilities of our executive officers and the senior management of the companies that we acquire. While we have entered into employment agreements with our executive officers and the senior management of some companies we have acquired, these individuals may not remain with us throughout the term of the agreements or thereafter. We do not have "key person" life insurance policies covering any of our employees. If we lose the services of one or more of these key employees before we are able to attract qualified replacement personnel, our business could be adversely affected.

Our Significant Stockholders Will Be In A Position to Influence Corporate
Action.

     As a result of its stock ownership and board representation, New River Capital Partners will be in a position to influence our corporate actions such as mergers or takeover attempts in a manner that could conflict with the interests of our other stockholders. New River Capital Partners owns approximately 1.48 million shares, or approximately 15.0% of our outstanding common stock. In addition, our Chairman of the Board controls the managing general partner of New River Capital Partners. Our executive officers are deemed to beneficially own approximately 2.37 million shares, or approximately

24.1%, of our outstanding common stock (which include the shares owned by New River Capital Partners). Although there are no agreements or understandings between New River Capital Partners and our executive officers as to voting, if these parties voted in concert they would exert significant influence over us.

     Under the November 6, 2000 amendment to our credit agreement, we issued three-year warrants to purchase up to 10% of our diluted common stock to the bank and three members of management who were required to participate in the credit facility. We also provided the bank with the right to appoint a director on our board of directors. These provisions, as well as other covenants and restrictions in the credit agreement, may provide the bank with the ability to exert significant influence over us.

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

Possible Depressing Effect of Shares Eligible for Future Sale.

     We have issued a substantial number of shares of our common stock in connection with past acquisitions. The shares of common stock issued pursuant to these acquisitions generally have been registered with the Commission after the acquisition, making them available for resale. We have issued to our employees, officers and directors options to purchase shares of our common stock. The shares issuable upon exercise of the options have been registered with the Commission. We have also issued a significant number of warrants to purchase shares of our common stock to our primary lender and three members of management pursuant to an amendment to our credit agreement in November 2000. Any actual sales or any perception that sales of a substantial number of shares may occur could adversely affect the market price of our common stock and could impair our ability to raise capital through an offering of equity securities.

Possible Dilution in Value of Common Stock and Voting Power.

     If we issue additional shares of common stock, purchasers of common stock may experience dilution in the net tangible book values per share of the common stock. In addition, because our stockholders do not have any preemptive right to purchase additional shares in the future, their voting power will be diluted by any issuance of shares.

Item 2. Properties.

     Our corporate headquarters are located in leased premises at 1800 Eller Drive, Suite 300, Fort Lauderdale, FL 33316. On August 31, 2000, we owned one hub facility and four satellite stores, leased or licensed space inside 37 supermarkets and department stores, and leased our other hub facilities and satellite stores.

None of these individual locations are material to us. We consider each of these stores to be in good operating condition and suitable for their current use.

     The following table lists our principal non-retail properties, all of which are leased:

     Location                                                 Use
     --------                                                 ---
     2055 Cardinal Avenue, Medford, Oregon 97504              Call Center for National Florafax
     8075 20th Street, Vero Beach, Florida 32961              Call Center and Headquarters for Florafax
     6925 East 14th Street, Tulsa, Oklahoma 74112             Call Center for Florafax
     185 Berry Street, San Francisco, California  94107       Call Center and Headquarters for Calyx & Corolla
     8416 N.W. 17th Street, Miami, Florida 33126              Import Facility

     Subject to capital availability and restrictions in our credit agreement, we may make significant capital expenditures to provide consistent features and signage for our retail stores and to develop hub locations. We believe that all of our facilities are sufficient for our current needs.

Item 3. Legal Proceedings.

     We are party to pending legal proceedings arising in the ordinary course of business. While we cannot predict the results of these proceedings with certainty, we do not believe that any of these matters are material to our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     This item is inapplicable, as no matters were submitted to a vote of our security holders during the quarter ended August 31, 2000.

                               EXECUTIVE OFFICERS

     Our executive officers are as follows:


          Name                     Age               Position
          ----                     ---               --------
     Steven R. Berrard             46       Chairman of the Board and Director
     John G. Hall                  37       Chief Executive Officer, President and Director
     Gerald R. Geddis              50       President of Retail Division
     Thomas W. Hawkins             39       Senior Vice President and Chief Administrative Officer
     Wayne Moor                    48       Senior Vice President and Chief Financial Officer
     Gregory J. Royer              42       Senior Vice President and Chief Operating Officer of Retail Division
     Andrew W. Williams            48       President and Chief Operating Officer of Order Generation
                                               Division and Director

     Steven R. Berrard has served as a member of our board of directors since April 1999, and as Chairman of the Board since October 1999. In 1997, Mr. Berrard co-founded New River Capital Partners, a private equity firm with an investment strategy focused on branded specialty retail, e-commerce and education, and he controls New River Capital's managing general partner. Mr. Berrard served as Co-Chief Executive Officer of AutoNation, Inc. from October 1996 until September 1999. During his tenure, AutoNation became the world's largest automotive retailer with over 380 dealerships throughout the United States and also owned and operated the Alamo Rent-A-Car and National Car Rental System businesses. From September 1994 through March 1996, Mr. Berrard served as President and Chief Executive Officer of Blockbuster Entertainment Group, a division of Viacom Inc. and the world's largest video store operator. From January 1993 to September 1994, Mr. Berrard served as President and Chief Operating Officer of Blockbuster Entertainment Corporation. Mr. Berrard joined Blockbuster in June 1987 as Senior Vice President, Treasurer and Chief Financial Officer, and he became a director of Blockbuster in May 1989. In addition, Mr. Berrard served as President and Chief Executive Officer and as a director of Spelling Entertainment Group Inc., a televised and filmed entertainment producer and distributor, from March 1993 through March 1996, and served as a director of Viacom from September 1994 until March 1996. Mr. Berrard serves as a director of Birmingham Steel Corporation, a steel producer, and of Boca Resorts, Inc., which owns and operates luxury resorts, arena and entertainment facilities and a professional sports franchise.

     John G. Hall has served as our President and Chief Executive Officer and as a Director since July 2000. Mr. Hall is also a partner in New River Capital Partners, which he joined in December 1999. From 1993 to December 1999, he was a principal of Allen & Company Incorporated where he provided growth capital and investment banking services to public and private companies, including Gerald Stevens and Gerald Stevens Retail. Prior to joining Allen & Company, Mr. Hall was a Vice President of Chemical Bank, where he specialized in restructurings and workouts from 1991 through 1993.

     Gerald R. Geddis has served as President of Retail Operations since July 2000. He served as our President, Chief Executive Officer and a Director from April 1999 to July 2000. He co-founded Gerald Stevens Retail in May 1998 and served as its Chief Executive Officer and President until its merger with us in April 1999. From 1988 to 1996, Mr. Geddis served in various executive positions at Blockbuster Entertainment Group, a division of Viacom Inc. He served at Blockbuster as President from 1995 to 1996, and as Chief Operating Officer in 1996. During his tenure at Blockbuster, Mr. Geddis was involved in all facets of the company's operations, including worldwide store operations, merchandising, marketing and training. For the 17 years prior to 1988, Mr. Geddis served in various positions with Tandy Corporation.

     Thomas W. Hawkins has served as our Senior Vice President and Chief Administrative Officer since September 2000. Mr. Hawkins is also a partner at New River Capital Partners, which he joined in January 2000. From May 1996 through December 1999, he served as Senior Vice President - Corporate Development at AutoNation, Inc. where he was responsible for mergers and acquisitions, business development and strategic planning for the nation's leading automotive retail company. From 1989 until 1996, Mr. Hawkins held various positions with Blockbuster Entertainment Group, including Executive Vice President from 1994 through 1996, and managed legal, finance, corporate relations and information services.

     Wayne Moor has served as our Senior Vice President and Chief Financial Officer since October 2000. From January 2000 until joining Gerald Stevens, he was Chief Executive Officer of Onloan.com, where he led the transformation of the internet start-up into a data integration and software company.

From February 1997 through January 2000, Mr. Moor was Executive Vice President and Chief Financial Officer for US Diagnostics, Inc., a public company that operated over 120 medical imaging locations in 20 states. In 1996, Mr. Moor was an independent accounting consultant. Mr. Moor, who is a certified public accountant, began his career with Arthur Andersen LLP. He has also held senior financial positions with large savings and loan associations, a real estate investment trust, and a real estate development company.

     Gregory J. Royer has served as our Senior Vice President and Chief Operating Officer of our Retail Division since May 2000. Prior to that, Mr. Royer served as our senior vice president of retail operations since March 1999. Prior to joining Gerald Stevens, Mr. Royer served as the president of Royer's Flowers, one of the largest and most profitable retail floral chains in the country. Gerald Stevens Retail acquired Royer's Flowers from Mr. Royer and his family in October 1998. Under Mr. Royer's leadership, Royer's Flowers grew to operate 36 retail locations.

     Andrew W. Williams has served as President and Chief Operating Officer of our Order Generation Division since July 2000 and as a member of our board of directors since December 1988. Mr. Williams served as Chairman of the Board of Directors from November 1992 until April 1999 and as Chief Executive Officer from September 1994 until April 1999. Since 1978, Mr. Williams has been a certified public accountant practicing principally in Vero Beach, Florida. He has served as President and Director of Confidential Investment Services, Inc., a privately owned investment company, since April 1999.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Our common stock began trading on the Nasdaq National Market under the symbol "GIFT" on May 3, 1999. Prior to that date, our common stock traded on the Nasdaq SmallCap Market under the symbol "FIIF" beginning on May 30, 1997. Prior to that date, our common stock traded in the "Over the Counter" or "Pink Sheet" market. The number of record stockholders of our common stock on November 15, 2000 was 1,523 based on information furnished by our transfer agent.

     The table below sets forth by quarter, for the fiscal years ended August 31, 1999 and 2000, the high and low intra-day sale prices for our common stock as reported by Nasdaq. This information has been adjusted to reflect the effects of a one-for-five reverse stock split that we completed on November 14, 2000. For 20 trading days following the reverse stock split, our common stock will trade under the symbol GIFTD.

                                      Sale Prices
                            -----------------------------
                                High             Low
                                ----             ---
1999:
First quarter                $   36 1/4       $  20
Second quarter                  109 3/8          32 3/16
Third quarter                    93 3/4          10 3/8
Fourth quarter                   80               9 1/8

2000:
First quarter                    70              48 7/16
Second quarter                   53 3/4          30 5/8
Third quarter                   421 3/16          9 7/32
Fourth quarter                   11 9/16          4 1/16

     On November 15, 2000, the closing price of our common stock on the Nasdaq National Market was $4 1/16 per share. We urge you to obtain current market quotations for shares of our common stock.

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

SALES OF UNREGISTERED SECURITIES DURING THE 2000 FISCAL FOURTH QUARTER

None.

Item 6. Selected Financial Data.


YEARS ENDED AUGUST 31,                      2000              1999               1998             1997             1996
                                            ----              ----               ----             ----             ----
                                                               (In thousands except per share data)
--------------------------------------------------------------------------------------------------------------------------
For the Year
--------------------------------------------------------------------------------------------------------------------------
Net revenue                               $ 267,053         $ 110,596         $  16,221         $  13,911        $  11,955
Operating income (loss)                     (42,196)           (9,420)           (3,076)            1,918            1,562
Net income (loss)                           (42,572)          (12,307)           (2,268)            3,433            2,262
Earnings (loss) per share:
  Basic                                   $   (4.57)        $   (1.75)        $   (1.32)        $    2.13        $    1.89
  Diluted                                 $   (4.57)        $   (1.75)        $   (1.32)        $    1.97        $    1.77
Weighted-average common and common
  equivalent shares outstanding:

  Basic                                       9,314             7,029             1,717             1,616            1,198
  Diluted                                     9,314             7,029             1,717             1,743            1,275

--------------------------------------------------------------------------------------------------------------------------
At Year-end
--------------------------------------------------------------------------------------------------------------------------
Working capital (deficiency)              $  (3,148)        $  (6,508)        $   7,548         $   1,116        $     488
Intangible assets                           152,143           129,897             3,791             2,090            2,256
Total assets                                205,830           173,023            21,335            10,594            8,822
Long-term debt                               35,975             4,340             2,018                80              334
Total liabilities                            73,161            37,050             8,585             5,341            5,585
Stockholders' equity                        132,669           135,973            12,750             5,253            3,237


Item 7. Management's Discussion And Analysis
        Of Financial Condition And Results Of Operations

General

     We are an integrated retailer and marketer of flowers, plants, and complementary gifts and decorative accessories. We currently operate the largest company-owned network of floral specialty retail stores in the United States, with over 300 retail locations across the country. We believe we are transforming the retail floral industry by integrating our operations throughout the floral supply chain, from product sourcing to delivery, and by managing every interaction with the customer, from order generation to order fulfillment. We own and operate our own import operation and have relationships with leading growers around the world. Our national sales and marketing division permits us, through multiple distribution channels including the Internet, dial-up numbers and direct mail, to serve customers who do not visit or phone our retail stores.

     On April 30, 1999, we completed a merger with Gerald Stevens Retail, Inc. ("Gerald Stevens Retail") accounted for as a pooling of interests. This Management's Discussion and Analysis of Financial Condition and Results of Operations gives retroactive effect to the merger, and should be read in conjunction with our accompanying Consolidated Financial Statements. In the merger, we issued approximately 5.6 million shares of our common stock to the stockholders of Gerald Stevens Retail, resulting in the former Gerald Stevens Retail stockholders owning approximately 77.5% of the shares of our common stock immediately following the merger.

     On November 14, 2000, we effected a 1-for-5 reverse split of the outstanding shares of our common stock. Accordingly, all data shown in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the accompanying consolidated financial statements and notes, has been retroactively adjusted to reflect this reverse stock split.

Acquisitions

     From October 1, 1998 through August 31, 1999 we acquired 69 retail florist businesses with 231 stores located in 28 markets throughout the United States for aggregate consideration of $98.7 million, consisting of $66.8 million in cash and 1,412,187 shares of our common stock valued at share prices ranging from $17.60 per share to $76.50 per share. Previously, in July 1998, the Company had purchased letter of intent rights totaling $1.5 million related to 8 of these retail florist businesses. These costs were subsequently allocated as an additional component of the cost of acquiring these businesses. Additionally, in October 1998, we acquired AGA Flowers, Inc., a floral import business located in Miami, Florida for total consideration of $2.9 million, consisting of $1.5 million in cash and 83,416 shares of our common stock valued at $17.60 per share.

     In March 1999, we acquired National Flora, Inc., a floral order generation business, for aggregate consideration of $19.7 million, consisting of $10.0 million in cash and 310,500 shares of our common stock valued at $31.50 per share.

     In July 1999, we acquired Calyx & Corolla, Inc., a catalog and Internet-based floral order generation business for aggregate consideration of $11.6 million, consisting of approximately $0.1 million in cash, 186,891 shares of our common stock valued at $54.00 per share, and the assumption of stock option and warrant obligations which converted into rights to acquire 30,417 shares of our common stock at share exercise prices ranging from $1.80 per share to $47.20 per share.

     During the year ended August 31, 2000, we acquired an additional 88 retail florist businesses located in existing markets and seven new markets for aggregate consideration of $36.7 million, consisting of $20.5 million in cash and 398,912 shares of our common stock valued at share prices ranging from $27.15 to $57.65 per share.

     All of the acquisitions discussed in the preceding paragraphs were accounted for as business combinations under the purchase method of accounting and are included in our consolidated financial statements from the date of acquisition.

     During the years ended August 31, 1999 and 2000, we also acquired certain intangible assets related to floral businesses that discontinued their operations. The acquired intangible assets related principally to customer lists, telephone numbers and yellow page advertising contractual rights. Aggregate consideration paid for all such intangible asset acquisitions during the year ended August 31, 1999 was $4.5 million, consisting of $2.8 million in cash and 31,965 shares of our common stock at a share price of $50.70 per share. Aggregate consideration paid for intangible asset acquisitions during the year ended August 31, 2000 was $0.2 million in cash.

     The net book value of goodwill and other specifically identifiable intangible assets at August 31, 2000 totaled $152.1 million, which represents 73.9% of total assets and 114.7% of total stockholders equity at that date. The amortization of this $152.1 million balance will result in future annual amortization expense of approximately $4.7 million, based principally upon the amortization of goodwill related to the acquisition of retail floral businesses over useful lives of 40 years, the amortization of goodwill related to the acquisition of order generation businesses over useful lives of 20 to 40 years and the amortization of other intangible assets over useful lives of 5 to 10 years. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, we periodically analyze the carrying value of our goodwill and other intangible assets to assess the recoverability from future operations using estimated undiscounted cash flow projections. In fiscal 2000, we also analyzed the carrying value relative to the selling price of businesses, properties and assets we have sold or expect to sell in fiscal 2001. As a result, we recorded a permanent impairment charge for goodwill and other intangible assets of $19.5 million in the quarter ended August 31, 2000. This charge consists of $15.5 million relating to ongoing businesses based on estimated undiscounted cash flow projections and $4.0 million relating to businesses, properties and assets we have sold or expect to sell. Earnings in future years could be materially adversely affected if management later determines either that the remaining goodwill or other intangible asset balances are impaired or that a shorter amortization period is applicable.

     Our strategic plan contemplated the closing or relocation of a number of our acquired retail stores within each of our targeted market areas. Assessments of which retail stores to close or relocate for all acquisitions consummated prior to August 31, 1999 were completed as of May 31, 2000. As a result of these assessments, additional purchase liabilities of $1.6 million and $1.3 million for fiscal 1999 and 2000, respectively, were recorded and included in accrued liabilities as of August 31, 2000. These liabilities relate to costs associated with the closing and consolidation of certain acquired retail stores (considering existing contractual lease obligations and management's estimate of future operating lease costs).

     During the fourth quarter of fiscal 2000, we reassessed our strategic objectives and announced plans to significantly slow the pace of expansion of our business over the next 12 to 18 months compared to our previous plans. This change in strategy included a reassessment of our market development plans and resulted in a significant reduction in the number of stores initially identified for closure or relocation. Therefore the additional purchase liability and goodwill were reduced by $1.6 million.

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

     Retail segment results for the year ended August 31, 2000 include the operating results of the 69 retail florist businesses and one import business acquired during the year ended August 31, 1999 and the post-acquisition operating results of 88 retail florist businesses acquired during the year ended August 31, 2000. Retail segment results for the year ended August 31, 1999 include only post-acquisition operating results of the initial 69 retail florist businesses and one import business acquired by the Company from October 1, 1998 to August 31, 1999.

     Order Generation segment results for the year ended August 31, 2000 include the operating results of the Company's Internet, wire service, credit and charge card processing, The Flower Club, National Flora and Calyx & Corolla business units. Order Generation segment results for the years ended August 31, 1999 and 1998 include the operating results of the Company's wire service, credit and charge card processing and The Flower Club business units. The Order Generation segment 1999 results additionally include the post-acquisition operating results of National Flora and Calyx & Corolla and the operating results of Gerald Stevens' Internet-based order generation business unit. Prior to the acquisition of our initial retail florist businesses on October 1, 1998, we operated only in the Order Generation segment.

     The tables below present the results of operations of the Company's Retail and Order Generation segments and Corporate for the years ended August 31, 2000, 1999 and 1998, respectively.

                                                                           YEARS ENDED AUGUST 31,
                                     ----------------------------------------------------------------------------------------------
                                                            2000                                            1999
                                                            ----                                            ----
                                                                           (DOLLARS IN THOUSANDS)

                                                    ORDER                                             ORDER
                                        RETAIL    GENERATION  CORPORATE     TOTAL        RETAIL   GENERATION  CORPORATE     TOTAL
Revenue:
  Product sales, net                  $ 188,484   $  17,658   $    --     $ 206,142    $  76,047  $   1,412   $    --     $  77,459
  Service and other revenue              23,312      37,599        --        60,911        7,924     25,213        --        33,137
                                      ---------   ---------   --------    ---------    ---------  ---------   --------    ---------
                                        211,796      55,257        --       267,053       83,971     26,625        --       110,596

Operating costs and expenses:
  Cost of product sales                  69,566       6,219        --        75,785       31,937        396        --        32,333
  Operating expenses                    102,187        --          --       102,187       36,816       --          --        36,816
  Selling, general and admin expenses    29,036      43,687      20,118      92,841        7,970     22,348      12,305      42,623
  Depreciation and amortization           5,584       3,124       1,175       9,883        2,146      1,302         154       3,602
  Impairment of long-lived assets         9,400      12,912       6,241      28,553         --         --          --          --
  Merger expenses                          --          --          --          --           --         --         4,642       4,642
                                      ---------   ---------   --------    ---------    ---------  ---------   --------    ---------
                                        215,773      65,942      27,534     309,249       78,869     24,046      17,101     120,016
                                      ---------   ---------   --------    ---------    ---------  ---------   --------    ---------
Operating income (loss)               $  (3,977)  $ (10,685)  $ (27,534)  $ (42,196)   $   5,102  $   2,579   $ (17,101)  $  (9,420)
                                      =========   =========   =========   =========    =========  =========   =========   =========

                                                  YEAR ENDED AUGUST 31, 1998
                                                    (DOLLARS IN THOUSANDS)

                                                      ORDER
                                         RETAIL     GENERATION     CORPORATE      TOTAL
Revenue:
  Product sales, net                    $   --       $   --        $   --        $   --
  Service and other revenue                 --         16,221          --          16,221
                                        -------      --------      --------      --------
                                            --         16,221          --          16,221

Operating costs and expenses:
  Cost of product sales                     --           --            --            --
  Operating expenses                        --           --            --            --
  Selling, general and admin expenses       --         12,797         2,123        14,920
  Depreciation and amortization             --            802            80           882
  Contract modification charge              --          3,495          --           3,495
                                        -------      --------      --------      --------
                                            --         17,094         2,203        19,297
                                        -------      --------      --------      --------
Operating loss                          $   --       $   (873)     $ (2,203)     $ (3,076)
                                        =======      ========      ========      ========

        Year Ended August 31, 2000 Compared to Year Ended August 31, 1999

     Overview. Excluding the impairment charges in fiscal 2000 and the merger expenses in fiscal 1999, operating loss increased to $13.6 million in fiscal 2000 compared to $4.8 million in fiscal 1999. This increase was due primarily to a $6.3 million increase in depreciation and amortization and a $7.8 million increase in corporate selling, general and administrative expenses. Excluding the impairment charges, we experienced relatively flat operating results in our Retail and Order Generation segments despite the effects from a substantial number of acquisitions in fiscal 2000 and 1999.

     Retail Segment. Product sales within the Retail segment include sales of floral and gift products at retail businesses and sales of floral product by the Company's import business. Product sales at Retail businesses increased by $112.5 million, or 168.9% to $179.1 million for the year ended August 31, 2000, compared to the same period in the prior year, due principally to significant increases in the number of stores operated in the current year. Product sales at retail businesses in the 2000 fiscal third quarter were adversely affected by a late Easter holiday, poor weather in certain regions of the country, and new national advertising programs that were less effective than anticipated. In connection with our integration strategy, we also closed retail stores during or before the 2000 fiscal third quarter, and our other nearby retail stores did not achieve anticipated revenue increases.

     Product sales at the Company's import business were $9.4 million for each of the years ended August 31, 2000 and 1999. Given that we owned the import business for only eleven months in the year ended August 31, 1999, this represents a slight decrease in sales due to the expected loss of certain wholesale business from wholesalers who previously sold to our florists prior to our acquisition of such florists.

     Service and other revenue within the Retail segment is generated at the Company's retail businesses and consists of delivery and other service fees charged to customers and commissions on orders transmitted to and fulfilled by other retail florists. Total Retail segment revenue for the year ended August 31, 2000 increased by $127.8 million or 152.2%, to $211.8 million compared to the same period in the prior year.

     Comparative same store sales have not been reported due to the fact that we did not own any retail store locations for the entire year ended August 31, 1999. Additionally, we have made substantial operational changes in essentially every market in which we operate. These changes include transferring phone lines and/or wire activity from one store to another, or from one store to a hub facility, centralizing phone and delivery activity, and transferring orders from one store to another based upon more efficient delivery. These changes render same store sales data not comparable.

     Cost of product sales within the Retail segment includes the cost of products sold at retail businesses and at the Company's import business. For the year ended August 31, 2000, cost of product sales at our retail businesses and our import business were $63.6 million and $6.0 million, respectively, compared to $24.9 million and $7.0 million, respectively, for the same period in the prior year. The increases in cost of product sales is due to the significant increases in the number of stores operated.

     Retail segment gross margins as a percentage of total revenue for the year ended August 31, 2000 increased by 5.2% to 67.2% compared to the same period in the prior year. The majority of the gross margin percentage increases are related to changes in the mix between revenue at the Company's retail stores and revenue at its import business. As a result of acquisitions, higher margin retail store revenue has increased significantly more than lower margin import revenue over the prior year. Additionally, gross margins have improved by approximately 2.0% due to the implementation of various national product purchasing programs at the Company's retail stores, including the sourcing of floral product from the Company's import business. Retail segment operating expenses for the year ended August 31, 2000 increased by $65.4 million or 177.6% to $102.2 million compared to the same period in the prior year, due principally to significant increases in the number of stores operated in the current versus prior year period.

     Retail segment operating expenses as a percentage of total revenue for the years ended August 31, 2000 and 1999 were 48.2% and 43.8%, respectively. The majority of the operating expense percentage increase in the year ended August 31, 2000 compared to the same period in the prior year is due to higher labor expenses incurred at the Company's retail outlets, particularly during the three months ended May 31, 2000. Labor hours scheduled were significantly in excess of requirements, particularly in light of the lower than expected revenue levels. The disproportionate relationship between retail labor costs and retail revenue for the quarter adversely impacted our profitability for the year ended August 31, 2000. Additionally, the period-to-period change in mix between our retail store and import businesses described above, and the fact that operating expenses as a percentage of revenue are significantly higher at our retail stores compared to our import business, also contributed to the higher operating expense percentage in the current year.

     In order to better align labor and other operating costs with revised near-term revenue projections, we implemented a plan to reduce operating costs at all field operating units. The implementation of this plan, which began shortly after the spring holiday season, was completed during the fourth quarter of fiscal 2000 and first quarter of fiscal 2001. We also have just completed the implementation of improved labor hour scheduling processes at all retail operating units. Additionally, we hired executives with significant multi-store retail experience and reorganized our field operations into five divisional units to be overseen by these new executives.

     Retail segment selling, general and administrative expenses for the year ended August 31, 2000 increased by $21.1 million, or 264.3% to $29.0 million compared to the same period in the prior year due principally to significant increases in the number of acquired stores operated in the current versus the prior year. Retail segment selling, general and administrative expenses as a percentage of total revenue for the years ended August 31, 2000 and 1999 were 13.7% and 9.5%, respectively. The level of advertising and wire commission expenses incurred during the current year were disproportionately high compared to the revenue generated at our retail outlets. The higher advertising expenses were due mainly to the implementation of new national direct-mail programs, which we have discontinued in fiscal 2001. Higher wire commission expenses relate principally to increased in-bound wire orders from national order generation and retail florist businesses, for which the Company pays customary commission and wire service fees. To a lesser extent, higher insurance and other general and administrative expenses also contributed to the selling, general and administrative percentage increases in the current year.

     Order Generation Segment. Product sales for the years ended August 31, 2000 and 1999 were $17.7 million and $1.4 million, respectively. Product sales within the Order Generation segment represent sales made by Calyx & Corolla, which was acquired in July, 1999. Service and other revenue within the Order Generation segment consists of order generation commissions and processing fees, wire service dues and fees, and credit card processing fees. Total Order Generation segment service and other revenue for the year ended August 31, 2000 increased by $12.4 million, or 49%, to $37.6 million, compared to the same period in the prior year. This increase is due primarily to incremental revenue resulting from a full year of operation of National Flora, which was acquired in March 1999 and Calyx & Corolla. To a lesser extent, continued increases in The Flower Club revenue and revenue from our Internet-based order generation business unit also contributed to the current year increase.

     Cost of goods sold within the Order Generation segment for the years ended August 31, 2000 and 1999 were $6.2 million and $0.4 million, respectively, all of which were incurred at Calyx & Corolla. Calyx & Corolla gross margins as a percentage of product sales revenue for the years ended August 31, 2000 and 1999 were 64.8% and 72.0%, respectively.

     Total Order Generation segment selling, general and administrative expenses for the year ended August 31, 2000 increased by $21.3 million, or 95.5% to $43.7 million, compared to the same period in the prior year. Selling, general and administrative expenses increased by $20.2 million at Calyx & Corolla and National Flora, reflecting a full year of operations during the current year. To a lesser extent, expense increases related to the expansion of The Flower Club and Internet-based business units also contributed to the higher current period expenses.

     Corporate. Total Corporate selling, general and administrative expenses for the year ended August 31, 2000 increased by $7.8 million, or 63.5%, to $20.1 million, compared to the same period in the prior year. These increases were due primarily to expenses incurred to expand our corporate infrastructure in Fort Lauderdale, Florida and to support our expanded business units and anticipated future acquisitions.

     Based upon capital constraints and strategic reasons, we chose not to initiate a number of previously planned retail acquisitions during the six months ended August 31, 2000 and further decided to significantly reduce or eliminate planned expansion activities in the short-term. Based upon the expansion slowdown, we significantly reduced personnel, technology, and other related general and administrative costs at our Fort Lauderdale, Florida corporate headquarters in order to align our organizational and cost structure with the size and scope of the business we currently own and operate. A significant portion of the reductions in personnel, technology, and other related general and administrative costs at our corporate headquarters was completed in the fourth quarter of fiscal 2000, and the remaining cost reduction programs are expected to be completed in the first half of fiscal 2001.

     Depreciation and Amortization. Depreciation and amortization for the year ended August 31, 2000 increased by $6.3 million, or 174.4%, to $9.9 million, compared to the same period in the prior year, due principally to amortization related to fiscal 2000 acquisitions and a full-year amortization of fiscal 1999 acquisitions. Additionally, the impact of capital expenditures of $16.5 million and $6.8 million in fiscal years 2000 and 1999, respectively, resulted in increased depreciation expense.

     Impairment of Long-Lived Assets. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, we periodically analyze the carrying value of our store-level goodwill and other intangible assets to assess the recoverability from future operations using estimated undiscounted cash flow projections. In fiscal 2000, we also analyzed the carrying value relative to the selling price of businesses, properties and assets we have sold or expect to sell in the first quarter or second quarter of fiscal 2001. As a result, we recorded a permanent impairment charge for goodwill and other intangible assets of $19.5 million in the quarter ended August 31, 2000. This charge consists of $15.5 million relating to ongoing businesses based on estimated undiscounted cash flow projections and $4.0 million relating to businesses we have sold or expect to sell.

     In the quarter ended August 31, 2000, we also recorded an impairment charge of $9.1 million, consisting primarily of assets associated with our catalog business, as well as development costs for our retail point-of-sale system, which we have abandoned due to the high cost of deployment and our cash flow constraints. We are considering lower cost alternatives, including point-of-sale systems currently used in some of our retail stores.

     Interest. Interest expense for the year ended August 31, 2000 increased by $1.8 million, or 209.8%, to $2.6 million, compared to the same period in the prior year. The increase in interest expense during the current period is due primarily to increased borrowings under the Company's revolving credit facility to finance the expansion of its business activities and to provide working capital and, to a lesser extent, increases in interest rates.

     Other Income (expense). Other income for the year ended August 31, 2000 increased to $2.7 million, including a $2.4 million gain on the sale of our credit card business, compared to other expense of $0.1 million for the year ended August 31, 1999.

     Income Taxes. We have significant operating loss carryforwards available to offset future federal taxable income. Because of our current financial position, we have provided a full valuation allowance against the deferred tax asset account. Accordingly, we have recorded no federal income tax provision or benefit for the year ended August 31, 2000. However, the Company currently pays income tax in certain states and as a result, recorded a provision of $0.5 million for the year ended August 31, 2000. For the year ended August 31, 1999, our provision for income taxes was $2.3 million due principally to (i) the establishment of a deferred tax asset valuation allowance of $1.4 million which, because of the expected future combined operating results of the merged company, was required, (ii) the amortization of a deferred tax asset related to the utilization of net operating loss carryfowards of $0.8 million and (iii) state income tax provisions of $0.1 million.

     Our future effective tax rate will depend on various factors, including the mix between state taxable income or losses, amounts of nondeductible goodwill, and the timing of adjustments to the valuation allowance on our net deferred tax assets.

        Year Ended August 31, 1999 Compared to Year Ended August 31, 1998

     Retail Segment. Product sales within the Retail segment for the year ended August 31, 1999 include sales of floral and gift products at our retail businesses of $66.6 million and sales of floral product by our import business of $9.4 million. Service and other revenue within the Retail segment is generated at the Company's retail businesses and consists of delivery and other service fees charged to customers and commissions on orders transmitted to and fulfilled by other retail florists.

     Cost of product sales within the Retail segment for the year ended August 31, 1999 include cost of products sold at retail businesses of $24.9 million and cost of products sold at our import business of $7.0 million. Gross margins as a percentage of total revenue for the year ended August 31, 1999 averaged 66.6% at retail businesses and 25.5% at our import business.

     Retail segment operating expenses for the year ended August 31, 1999 include expenses at retail businesses of $37.5 million and expenses at our import business of $1.5 million. Operating expenses are comprised primarily of salaries and benefit expenses, and to a lesser extent include occupancy, vehicle, depreciation and amortization expenses.

     Retail segment selling, general and administrative expenses for the year ended August 31, 1999 include expenses at retail businesses of $7.8 million and expenses at our import business of $0.2 million. Selling, general and administrative expenses consist primarily of advertising expense, commissions paid on orders transmitted from third parties, and legal and accounting fees and related expenses.

     Order Generation Segment. Product sales within the Order Generation segment for the year ended August 31, 1999 reflect $1.4 million of sales made by Calyx & Corolla from date of acquisition. Service and other revenue within the Order Generation segment consists of order generation commissions and processing fees, wire service dues and fees, and credit card processing fees. Total Order Generation segment service and other revenue for the year ended August 31, 1999 increased by $9.0 million, or 55.4% to $25.2 million compared to the same period in the prior year. This significant increase in revenue is due primarily to our acquisition of National Flora, which generated $5.4 million in revenue following its acquisition. Additionally, continued increases in The Flower Club revenue, revenue from our newly formed Internet-based order generation business unit, and other revenue generated at Calyx & Corolla following its acquisition also contributed to the current year's service and other revenue increase.

     Cost of goods sold within the Order Generation segment for the year ended August 31, 1999 reflect $0.4 million of costs incurred at Calyx & Corolla following its acquisition. Calyx & Corolla gross margins as a percentage of total revenue averaged 76.0% following its acquisition.

     Total Order Generation segment selling, general and administrative expenses for the year ended August 31, 1999 increased by $9.6 million or 74.6%, to $22.3 million compared to the same period in the prior year. Selling, general and administrative expenses incurred by National Flora and Calyx & Corolla following its acquisition totaled $5.9 million and represent a significant portion of the expense increase in the current year. Additionally, start-up costs incurred in connection with our newly formed Internet-based order generation business unit this year of approximately $2.3 million also caused current year expenses to be higher. To a lesser extent, expense increases related to the expansion of The Flower Club business unit and expenses related to our acquired Flowerlink website also contributed to the higher fiscal 1999 expense levels.

     During the year ended August 31, 1998, we recorded an expense of $3.5 million related to the modification of a servicing agreement with MPI. Prior to modifying this servicing agreement, MPI acted as an agent that interfaced with The Flower Club's corporate customers. By modifying the servicing agreement, we began interfacing with the corporate customers directly, thereby strengthening these relationships.

     Corporate. Total Corporate selling, general and administrative expenses for the year ended August 31, 1999 increased to $12.3 million from $2.1 million in the same period in the prior year due primarily to expenses incurred at our corporate headquarters in Ft. Lauderdale, Florida and related to the significant expansion of the Company into retail and other related segments of the floral industry. Additionally, non-cash compensation expense of $1.4 million recorded in connection with the vesting of certain non-plan stock options also contributed to the current year expense increase. The non-plan stock options are fully vested and will cause no further compensation expense to be recorded in future periods.

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

     Depreciation and Amortization. Depreciation and amortization for the year ended August 31, 1999 increased by $2.7 million, or 308.4%, to $3.6 million, compared to the same period in the prior year, due principally to amortization related to fiscal 1999 acquisitions. Additionally, the impact of capital expenditures of $6.8 million in fiscal year 1999, resulted in increased depreciation expense.

     Interest. Interest expense for the year ended August 31, 1999 was $0.8 million compared to interest expense of $82,000 in the same period of the prior year. The increase in interest expense during fiscal 1999 is due to increased borrowings under our revolving credit facilities to finance the expansion of our business activities. Interest income for the year ended August 31, 1999 was $0.4 million compared to interest income of $0.2 million in the same period of the prior year. The increase in interest income this year is related primarily to earnings from the short-term investment of proceeds received in connection with common stock sold during fiscal 1999.

     Income Taxes. The provision for income taxes for the year ended August 31, 1999 was $2.3 million compared to an income tax benefit of $0.7 million in the same period of the prior year. The current period expense is due principally to
(i) the establishment of a deferred tax asset valuation allowance of $1.4 million which, because of the expected future combined operating results of the merged company, is now required, (ii) the amortization of a deferred tax asset related to the utilization of net operating loss carryfowards of $0.8 million and (iii) state income tax provisions of $0.1 million. We recorded an income tax benefit of $0.7 million from the utilization of net operating loss carryforwards during the same period of the prior year.

     Our future effective tax rate will depend on various factors including the mix between state taxable income or losses, amounts of nondeductible goodwill, and the timing of adjustments to the valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources.

     We had cash and cash equivalents of $1.4 million as of August 31, 2000 and $4.6 million as of August 31, 1999. Cash and cash equivalents decreased by $3.2 million and $2.5 million during the years ended August 31, 2000 and 1999, respectively, and increased by $2.9 million during the year ended August 31, 1998. The major components of these changes are discussed below.

     Cash used in operating activities during the year ended August 31, 2000 was $19.8 million. The operating loss before interest, taxes, depreciation, amortization (EBITDA), and impairment charges was $3.8 million. The difference between the negative EBITDA of $3.8 million and the cash used in operations of $19.8 million is a result of several factors. We acquired 105 retail floral shops in the fourth quarter of 1999, as well as 123 retail floral shops in fiscal 2000, and we are paying our vendors in a more timely fashion than the floral shops paid vendors prior to acquisition. Much of the advertising and purchasing of our acquired shops were centralized in fiscal 2000, and although favorable pricing was achieved, we made substantial up-front payments that further affected working capital. Further, we believe that the businesses acquired in the 1999 and 2000 fiscal years had working capital that was approximately $2.0 million less than their historical operations; we are proceeding against many former owners of these businesses in an attempt to collect the working capital shortfalls. We may not be successful in such attempt.

     The cash portion of the purchase prices for all acquisitions completed by the Company during the years ended August 31, 2000, 1999 and 1998, net of cash acquired, aggregated $22.4 million, (including any remaining payments for retail floral shops acquired in fiscal 1999) $74.9 million and $1.5 million, respectively, as more fully described in the preceding section entitled "Acquisitions." Capital expenditures during the year ended August 31, 2000 totaled $16.5 million compared to capital expenditures of $6.8 million and $1.4 million during the years ended August 31, 1999 and 1998, respectively. Capital expenditures during fiscal 2000 include $9.6 million in computer hardware, software and communication systems, $3.0 million in new store design, development and construction, and $3.9 million primarily in leasehold improvements to our retail stores, as well as our corporate headquarters. Capital expenditures during fiscal 1999 primarily include computer hardware, software, and communication system expenditures related to the planned expansion of our retail and order generation businesses. Capital expenditures during fiscal 1998 relate principally to the purchase of the land and building that were previously leased as the Company's former corporate headquarters, and other facility and equipment expansion costs.

     During the year ended August 31, 2000, we received net proceeds of $4.7 million from the sale of our credit card processing business, as well as the sale of certain properties which we subsequently leased back.

     In March 2000, we issued 651,400 shares of our common stock in a private placement transaction for total consideration of $22.0 million net of fees and expenses. Additionally, during the year ended August 31, 2000, we issued a total of 87,869 shares of common stock for total consideration of $1.2 million in connection with stock options and warrants exercised during the year. We borrowed a net amount of $31.6 million on our revolving credit facilities and repaid $3.9 million of debt incurred in connection with certain retail florist acquisitions during the year ended August 31, 2000.

     In July 1999, we completed a public equity offering in which we sold 1,000,000 shares of our common stock. Proceeds received from the offering, net of underwriting discounts and expenses, were approximately $55.2 million. Additionally, during the year ended August 31, 1999, we issued 1,243,908 shares of our common stock in private placement transactions for total consideration of $21.1 million, net of placement fees and expenses. A total of 142,461 shares of common stock were also issued for total consideration of $1.6 million in connection with the exercise of stock options and warrants during fiscal 1999. We borrowed a net amount of $4.3 million on our revolving credit facilities during the year ended August 31, 1999.

     In August 1998, in connection with the initial capitalization of Gerald Stevens Retail, a total of 2,572,658 shares of common stock were issued to various founding stockholders for total consideration of $9.3 million, with proceeds totaling $5.1 million received in fiscal 1998 and $4.2 million in stock subscription balances received at the beginning of fiscal 1999. In August 1998, we also paid $1.5 million in cash and issued 128,400 shares of our common stock in connection with the acquisition of a business whose assets consisted solely of rights to acquire 33 retail florist businesses under non-binding letters of intent with the owners of those businesses. A total of 39,200 shares of common stock were issued for total consideration of $29,000 in connection with the exercise of stock options and warrants during fiscal 1998.

     In May 1998, the Company borrowed $2.5 million to finance a portion of the MPI contract modification costs. During the fourth quarter of fiscal 1998, $0.5 million of the loan was repaid, with the balance of $2.0 million repaid during fiscal 1999. During fiscal 1998, we also repurchased 11,455 shares of treasury stock at a total cost of $0.2 million.

     In September 1998, Gerald Stevens Retail entered into a revolving credit agreement with a bank whereby such bank agreed to loan Gerald Stevens Retail up to $20.0 million for a term of 18 months. In February 1999, the credit agreement was amended to increase the line of credit to $40.0 million. In June 1999, Gerald Stevens Retail and its primary lender amended and restated their existing $40.0 million revolving credit agreement and Gerald Stevens, the parent of Gerald Stevens Retail, agreed to guarantee payment of all obligations under the amended and restated agreement and terminated their existing $5.0 million line of credit. On July 31, 2000, we entered into Amendment Agreement No. 2 to Amended and Restated Credit Agreement with our primary lender. The amendment reduced the line of credit to $36.0 million, increased the interest rates, and amended the financial covenants.

     For the years ended August 31, 2000, 1999 and 1998, we experienced net losses of approximately $42.6 million, $12.3 million and $2.3 million, respectively, and required net cash to fund our operations of approximately $19.8 million, $5.0 million and $1.1 million, respectively. As of August 31, 2000, we had a working capital deficiency of approximately $3.1 million and had no availability on our revolving credit facility.

     On November 6, 2000, we entered into Amendment Agreement No. 3 to Amended and Restated Credit Agreement with our primary lender. The amendment provides a new $7.0 million working capital line of credit through February 28, 2001 to fund seasonal cash requirements, at which date repayment is required. The amendment also eliminates $16.0 million in scheduled reductions to our $36.0 million revolving credit facility, which were previously to occur in the second and third quarters of fiscal 2001, until June 30, 2002 and relaxes certain financial covenants. Borrowings under the amended and restated credit agreement are secured by all of our current and future assets, including a pledge of the stock of each subsidiary.

     All borrowing under the amended and restated credit agreement will bear interest at a base rate of prime, plus 2%, payable monthly in arrears. At November 6, 2000, outstanding borrowings under the revolving credit facility were $36.0 million, including $11.0 million in base rate borrowing at prime plus 2% and $25.0 million in three Libor notes bearing interest at a weighted average of 10.14%. Each Libor note terminates in December 2000, when they will convert to base rate borrowings in accordance with Amendment No. 3.

     The amended and restated agreement also requires mandatory prepayments in the event of asset sales or equity offerings subsequent to November 6, 2000. Mandatory prepayments are required at 100% of the first $10.0 million of net proceeds from asset sales; 0% of the next $5.0 million; 100% of the next $13.0 million and 80% thereafter; and 75% of the net proceeds from any equity offering. These prepayments will first permanently reduce the working capital line of credit, then the revolving credit facility. Through November 16, 2000, we made mandatory prepayments of $0.6 million from net proceeds received from asset sales.

     The amended and restated agreement also requires minimum consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) threshold. We must generate consolidated

EBITDA of $7.2 million in the three months ending February 28, 2001; $14.0 million in the six months ending May 31, 2001; $13.2 million in the nine months ending August 31, 2001; and $13.8 million in any four quarter period ending on or after November 30, 2001. Additionally, our capital expenditures cannot exceed $0.5 million in any fiscal quarter, provided that we may spend up to $3.8 million for the acquisition and implementation of a standardized point-of-sale and management information system. All other prior financial covenants have been eliminated.

     In connection with the amendment, we issued three-year warrants for 10% of our common stock on a diluted basis at an exercise price of $.01 per share. If we repay all borrowings under the credit agreement prior to June 30, 2001, 75% of the warrants will terminate, and if we repay all borrowings prior to December 31, 2001, 50% of the warrants will terminate. Pursuant to a participation agreement, three members of management will participate in $1.0 million of the $7.0 million working capital line and will receive a proportionate share of the warrants. The fair market value of the warrants, estimated using a Black-Scholes option pricing model, will be amortized to interest expense over the term of the facility beginning in November 2000.

     As of November 27, 2000, $3.1 million in borrowings were drawn on the new $7.0 million working capital line. During the remainder of the second quarter of fiscal 2001, we expect to draw the remainder of the availability to position ourselves for expected increased business during the Christmas holidays and on Valentine's Day.

     Our fiscal 2000 loss from operations was primarily due to lower than expected revenue, less effective than expected national advertising programs and higher labor costs. In order to improve revenue, we have implemented sales incentives and training programs designed to increase our average sale. We have shifted responsibility for retail advertising from a centralized group at our corporate headquarters to individual markets and believe that we will improve revenue as a result of this locally focused advertising. Additionally, we believe the date of Easter and the day of the week on which Valentine's Day falls in fiscal 2001 are more favorable as compared to fiscal 2000.

     We have reduced retail headcount and implemented a labor scheduling process in our retail operations to help insure that labor costs are in proportion with revenue. We believe that our new retail management team will be able to focus on the implementation of each initiative to improve market profitability as new acquisitions have been suspended in the near-term. Additionally, we have significantly reduced personnel, technology and other general and administrative costs at our corporate headquarters in order to align our organization and cost structure with the size and scope of the business we currently own and operate.

     We believe that the working capital line of credit will allow us to meet our expected obligations through the beginning of our strong seasonal period. We believe that, by implementing our near-term strategy to improve the profitability of each of our markets through the initiatives described above, we will generate sufficient cash flows from operating activities to meet the ongoing cash requirements of our existing business over the next 12 months. Specifically, we believe that funds generated from operations during the second quarter of fiscal 2001 will be sufficient to repay amounts then outstanding on our $7.0 million working capital line by February 28, 2001 as well as provide the necessary working capital to position ourselves for the expected increased business during the third quarter of fiscal 2001 associated with Easter, Secretary's Day and Mother's Day. Moreover, we expect to generate sufficient positive net cash from operations in the third quarter of fiscal 2001 to fund our expected net operating cash requirements during the fourth quarter of fiscal 2001, which is traditionally a slow quarter in the retail floral business. However, these initiatives may not be successful in generating the required cash flows.

     Other than our existing credit facility, we have no current arrangements for additional financing. In the event that we cannot generate sufficient cash flows from operating activities, we would be required to obtain additional bank financing or sell assets. We may not be able to negotiate additional bank financing on terms acceptable to us. Additionally, it is possible that assets may be sold at prices lower than their current carrying amount.

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

Seasonality

     The floral industry has historically been seasonal, with higher revenue generated during holidays such as Christmas, Valentine's Day, Easter and Mother's Day. Given the importance of holidays to the floral industry, a change in the date (in the case of a "floating" holiday such as Easter) or day of the week on which a holiday falls may also have a substantial impact on our business. During the summer and fall months, floral retailers tend to experience a decline in revenue. As a result, we currently expect the period from June through November (encompassing our fourth and first fiscal quarters) to be a period of lower revenue and unprofitable operations. In addition, the floral industry is affected by economic conditions and other factors, including, but not limited to, competition and weather conditions that impact other retail businesses.

Recently Issued Accounting Standards

     In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133. SFAS No. 137 defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, SFAS No. 133 applies to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended by SFAS No. 138, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2001. The adoption of SFAS No. 133 is not expected to have a material effect on the financial statements of the Company, as we currently have no derivatives.

     On December 3, 1999, the staff of the SEC published Staff Accounting Bulletin 101, "Revenue Recognition," ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 will be effective for the Company during the three months ended November 30, 2000. Specific items discussed in SAB 101 include bill-and-hold transactions, long-term service transactions, refundable membership fees, contingent rental income, up-front fees when the seller has significant continuing involvement and the amount of revenue recognized when the seller is acting as a sales agent or in a similar capacity. SAB 101 also provides guidance on disclosures that should be made for revenue recognition policies and the impact of events and trends on revenue. The adoption of SAB 101 is not expected to have a material effect on the financial statements of the Company, as we believe our revenue recognition policies are in conformity with SAB 101.

     In March 2000, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 00-2, Accounting for Web Site Development Costs ("EITF Issue No. 00-2"), which applies to all web site development costs incurred for quarters beginning after June 30, 2000. The consensus states that the accounting for specific web site development costs should be based on a model consistent with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Accordingly, certain web site development costs that are currently expensed as incurred may be capitalized and amortized. EITF Issue No. 00-2 will be effective for the Company during the three months ended November 30, 2000. The adoption of EITF Issue No. 00-2 is not expected to have a material effect on the financial statements of the Company.

     In May 2000, the EITF reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," ("EITF Issue No. 00-14") which addresses the recognition, measurement, and income statement classification for sales incentives offered by vendors to customers. The Company adopted EITF Issue No. 00-14 during the three months ended August 31, 2000. Sales incentives within the scope of this Issue include offers that can be used by a customer to receive a reduction in the price of a product or service at the point of sale. The consensus states that the cost of the sales incentive should be recognized at the latter of the date at which the related revenue is recorded or the date at which the sales incentive is offered. The consensus also states that when recognized, the reduction in or refund of the selling price should be classified as a reduction of revenue. However, if the sales incentive is a free product or service delivered at the time of sale the cost should be classified as an expense. The adoption of EITF Issue No. 00-14 did not have a material effect on our financial statements.

Forward-Looking Statements

     This Annual Report on Form 10-K, as well as our other reports filed with the SEC and our press releases and other communications, contain forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock. Like any other business, we are subject to risks and other uncertainties that could cause such forward-looking statements to prove incorrect. In addition to general economic, business and market conditions, we are subject to risks and uncertainties that could cause such forward-looking statements to prove incorrect, including those stated in the "Risk Factors" section of the Form 10-K and the following:

     o    Our ability to integrate acquired businesses.

     o Our ability to create and implement a revised business plan that will generate positive cash flows.

     o    Our ability to satisfy restrictions in our credit agreement.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Our exposure to market risk is limited primarily to the fluctuating interest rates associated with our variable rate indebtedness. Our variable interest rates are subject to interest rate changes in the United States and Eurodollar market. We do not currently use, nor have we historically used, derivative financial instruments to manage or reduce market risk. On August 31, 2000, we had $25.0 million of variable rate indebtedness, representing approximately 70% of our total debt outstanding, at an average interest rate of 10.14%.

Item 8. Consolidated Financial Statements and Supplementary Data.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              Page
                                                                                                              ----
Report of Independent Certified Public Accountants............................................................ 39

Consolidated Balance Sheets as of August 31, 2000 and August 31, 1999......................................... 40

Consolidated Statements of Operations for the Years Ended August 31, 2000, 1999 and 1998...................... 41

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended August 31, 2000................ 42

Consolidated Statements of Cash Flows for the Years Ended August 31, 2000, 1999 and 1998...................... 43

Notes to Consolidated Financial Statements.................................................................... 44

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Gerald Stevens, Inc.:

We have audited the accompanying consolidated balance sheets of Gerald Stevens, Inc. (a Florida corporation) and subsidiaries as of August 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gerald Stevens, Inc. and subsidiaries, as of August 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                             ARTHUR ANDERSEN LLP


Miami, Florida,
November 27, 2000.

PART I.  FINANCIAL INFORMATION


                              GERALD STEVENS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                     August 31,         August 31,
                                                                                        2000               1999
                                                                                     ----------         ----------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                          $   1,427         $   4,602
    Accounts receivable, net of allowance for
         doubtful accounts of $2,109 and $1,872                                           12,039            10,074
         at August 31, 2000 and 1999, respectively
    Inventories, net                                                                      13,675             8,454
    Prepaid and other current assets                                                       5,797             2,653
                                                                                       ---------         ---------
             Total current assets                                                         32,938            25,783
                                                                                       ---------         ---------
PROPERTY AND EQUIPMENT, net                                                               17,855            15,953
                                                                                       ---------         ---------
OTHER ASSETS:
    Intangible assets, net                                                               152,143           129,897
    Other, net                                                                             2,894             1,390
                                                                                       ---------         ---------
             Total other assets                                                          155,037           131,287
                                                                                       ---------         ---------
             Total assets                                                              $ 205,830         $ 173,023
                                                                                       =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable                                                                      $     303         $   2,009
    Accounts payable                                                                      14,864            12,551
    Accrued liabilities                                                                   18,886            15,567
    Deferred revenue                                                                       2,033             2,164
                                                                                       ---------         ---------
             Total current liabilities                                                    36,086            32,291
LONG-TERM DEBT                                                                            35,975             4,340
OTHER                                                                                      1,100               419
                                                                                       ---------         ---------
             Total liabilities                                                            73,161            37,050
                                                                                       ---------         ---------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
    Preferred stock, $10 par value, 120,000 shares authorized, none issued                  --                --
    Common stock, $0.01 par value, 50,000,000 shares authorized, 9,836,466 and 8,802,280 shares issued and outstanding on August 31, 2000 and 1999,
       respectively                                                                           98                88
    Additional paid-in capital                                                           193,218           155,576
    Accumulated deficit                                                                  (60,647)          (18,075)
    Treasury stock, 0 and 103,995 shares, at cost, at August 31, 2000 and
         1999, respectively                                                                 --              (1,616)
                                                                                       ---------         ---------
             Total stockholders' equity                                                  132,669           135,973
                                                                                       ---------         ---------
             Total liabilities and stockholders' equity                                $ 205,830         $ 173,023
                                                                                       =========         =========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                              GERALD STEVENS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                            YEAR ENDED AUGUST 31,
                                                    -------------------------------------
                                                      2000           1999          1998
                                                    ---------     ---------     ---------
REVENUE:
    Product sales, net                              $ 206,142     $  77,459     $    --
    Service and other revenue                          60,911        33,137        16,221
                                                    ---------     ---------     ---------
                                                      267,053       110,596        16,221
                                                    ---------     ---------     ---------
OPERATING COSTS AND EXPENSES:
    Cost of product sales                              75,785        32,333          --
    Operating expenses                                102,187        36,816          --
    Selling, general and administrative expenses       92,841        42,623        14,920
    Depreciation and amortization                       9,883         3,602           882
    Impairment of long-lived assets                    28,553          --            --
    Merger expenses                                      --           4,642          --
    Contract modification charge                         --            --           3,495
                                                    ---------     ---------     ---------
                                                      309,249       120,016        19,297
                                                    ---------     ---------     ---------
             Operating loss                           (42,196)       (9,420)       (3,076)
                                                    ---------     ---------     ---------
OTHER INCOME (EXPENSE):
    Interest expense                                   (2,630)         (849)          (82)
    Interest income                                        76           369           165
    Other income (expense)                              2,650           (80)           43
                                                    ---------     ---------     ---------
                                                           96          (560)          126
                                                    ---------     ---------     ---------
             Loss before provision (benefit)
               for income taxes                       (42,100)       (9,980)       (2,950)

PROVISION (BENEFIT) FOR INCOME TAXES                      472         2,327          (682)
                                                    ---------     ---------     ---------
             Net loss                               $ (42,572)    $ (12,307)    $  (2,268)
                                                    ---------     ---------     ---------
BASIC AND DILUTED LOSS PER SHARE                    $   (4.57)    $   (1.75)    $   (1.32)
                                                    ---------     ---------     ---------
WEIGHTED AVERAGE COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING:
       Basic and Diluted                                9,314         7,029         1,717
                                                    ---------     ---------     ---------

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                              GERALD STEVENS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                         COMMON STOCK
                                                    -----------------------     ADDITIONAL
                                                                    PAR          PAID-IN    ACCUMULATED     TREASURY
                                                     SHARES        VALUE         CAPITAL      DEFICIT        STOCK          TOTAL
                                                    --------      ---------     ----------   ------------   ---------     ----------
BALANCE, August 31, 1997                                1,651     $      17     $  10,174     $  (3,500)    $  (1,438)    $   5,253
    Sale of common stock, net                           2,612            26         9,341          --            --           9,367
    Common stock issued in acquisitions                   128             1           499          --            --             500
    Purchase of treasury stock                           --            --            --            --            (178)         (178)
    Compensation expense under stock option plan         --            --              76          --            --              76
    Net loss                                             --            --            --          (2,268)         --          (2,268)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
BALANCE, August 31, 1998                                4,391            44        20,090        (5,768)       (1,616)       12,750
    Sale of common stock, net                           2,386            24        77,922          --            --          77,946
    Common stock, options and warrants
       issued in acquisitions                           2,025            20        56,191          --            --          56,211
    Compensation expense under stock option plan         --            --           1,373          --            --           1,373
    Net loss                                             --            --            --         (12,307)         --         (12,307)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
BALANCE, August 31, 1999                                8,802            88       155,576       (18,075)       (1,616)      135,973
    Sale of common stock, net                             739             7        23,159          --            --          23,166
    Common stock issued in acquisitions                   399             4        16,098          --            --          16,102
    Retirement of treasury stock                         (104)           (1)       (1,615)         --           1,616          --
    Net loss                                             --            --            --         (42,572)         --         (42,572)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
BALANCE, August 31, 2000                                9,836     $      98     $ 193,218     $ (60,647)    $    --       $ 132,669
                                                    =========     =========     =========     =========     =========     =========

   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                              GERALD STEVENS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                    YEAR ENDED AUGUST 31,
                                                                           --------------------------------------
                                                                              2000           1999         1998
                                                                           ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $ (42,572)    $ (12,307)    $  (2,268)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
          Deferred income tax (benefit) expense                                 --           2,182          (682)
          Depreciation and amortization                                        9,883         3,602           882
          Gain on sale of businesses, property and equipment                  (2,387)         --            --
          Impairment of long-lived assets                                     28,553          --            --
          Compensation expense under stock option plan                          --           1,373            76
          Provision for doubtful accounts                                        394           191           127
          Changes in assets and liabilities, net of acquisitions:
            Accounts receivable                                                 (842)       (1,714)         (115)
            Inventories                                                       (2,887)         (102)         --
            Prepaid and other current assets                                  (2,968)          855          (649)
            Other assets                                                      (2,140)           52           262
            Accounts payable                                                  (4,417)       (2,892)          582
            Accrued liabilities                                                 (970)        4,853           644
            Deferred revenue                                                    (156)         (388)         --
            Other long-term liabilities                                          676          (705)         --
                                                                           ---------     ---------     ---------
                Net cash used in operating activities                        (19,833)       (5,000)       (1,141)
                                                                           ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                     (16,542)       (6,830)       (1,382)
    Collection of amounts due from former owners of acquired subsidiary         --           1,300          --
    Net proceeds from sale of property and equipment                           4,706          --            --
    Payments for acquisitions, net of cash acquired                          (22,448)      (74,933)       (1,500)
    Investment in common stock                                                  --            --            (100)
                                                                           ---------     ---------     ---------
                Net cash used in investing activities                        (34,284)      (80,463)       (2,982)
                                                                           ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from credit facility                                            121,425        52,780          --
    Payment of credit facility                                               (89,790)      (48,490)         --
    Proceeds from issuance of long-term debt                                    --            --           2,500
    Payments on long-term debt                                                (3,859)       (2,798)         (482)
    Proceeds from issuance of common stock, net                               23,166        77,946         5,184
    Receipts from stock subscription receivables                                --           4,183          --
    Purchase of treasury stock                                                  --            --            (178)
    Payment of credit facility commitment fees                                  --            (704)          (20)
                                                                           ---------     ---------     ---------
                Net cash provided by financing activities                     50,942        82,917         7,004
                                                                           ---------     ---------     ---------
                Net (decrease) increase in cash and cash equivalents          (3,175)       (2,546)        2,881

CASH AND CASH EQUIVALENTS, beginning of year                                   4,602         7,148         4,267
                                                                           ---------     ---------     ---------
CASH AND CASH EQUIVALENTS, end of year                                     $   1,427     $   4,602     $   7,148
                                                                           =========     =========     =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                 $   2,225     $     574     $      53
                                                                           ---------     ---------     ---------
    Cash paid for income taxes                                             $     346     $     451     $      82
                                                                           =========     =========     =========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
    Common stock, options and warrants issued in acquisitions              $  16,102     $  56,211     $     500
                                                                           ---------     ---------     ---------
    Subscription receivable                                                $    --       $    --       $  (4,183)
                                                                           =========     =========     =========


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                              GERALD STEVENS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 August 31, 2000

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations

     Gerald Stevens, Inc. ("Gerald Stevens", the "Company", or "We") is an integrated retailer and marketer of flowers, plants, and complementary gifts and decorative accessories. We currently operate the largest company-owned network of floral specialty retail stores in the United States, with over 300 retail locations across the country.

Operating Losses & Recent Developments

     For the years ended August 31, 2000, 1999 and 1998, we experienced net losses of approximately $42.6 million, $12.3 million and $2.3 million, respectively, and required net cash to fund our operations of approximately $19.8 million, $5.0 million and $1.1 million, respectively. As of August 31, 2000, we had a working capital deficiency of approximately $3.1 million and had no availability on our revolving credit facility.

     Subsequent to August 31, 2000, on November 6, 2000, we entered into an agreement to amend our revolving credit agreement with our primary lender. As further discussed in Note 5, the amendment provides us with a new $7.0 million working capital line of credit through February 28, 2001 to fund seasonal cash requirements. Repayment of borrowings under the new line is required by February 28, 2001. The amendment also eliminates $16 million in scheduled reductions, which were previously to occur in the second and third quarters of fiscal 2001, until June 30, 2002. Borrowings under the amended agreement are secured by all of our current and future assets, including a pledge of the stock of each subsidiary.

     As of November 27, 2000, $3.1 million in borrowings were drawn on the new $7.0 million working capital line. During the remainder of the second quarter of fiscal 2001, we expect to draw the remainder of the availability to position ourselves for expected increased business during the Christmas holidays and on Valentine's Day.

     Our fiscal 2000 loss from operations was primarily due to lower than expected revenue, less effective than expected national advertising programs and higher labor costs. In order to improve revenue, we have implemented sales incentives and training programs designed to increase our average sale. We have shifted responsibility for retail advertising from a centralized group at our corporate headquarters to individual markets and believe that we will improve revenue as a result of this locally focused advertising. Additionally, we believe the date of Easter and the day of the week on which Valentine's Day falls in fiscal 2001 are more favorable as compared to fiscal 2000.

     We have reduced retail headcount and implemented a labor scheduling process in our retail operations to help insure that labor costs are in proportion with revenue. We believe that our new retail management team will be able to focus on the implementation of each initiative to improve market profitability as new acquisitions have been suspended in the near-term. Additionally, we have significantly reduced personnel, technology and other general and administrative costs at our corporate headquarters in order to align our organization and cost structure with the size and scope of the business we currently own and operate.

     We believe that the working capital line of credit will allow us to meet our expected obligations through the beginning of our strong seasonal period. We believe that, by implementing our near-term strategy to improve the profitability of each of our markets through the initiatives described above, we will generate sufficient cash flows from operating activities to meet the ongoing cash requirements of our existing business over the next 12 months. Specifically, we believe that funds generated from operations during the second quarter of fiscal 2001 will be sufficient to repay amounts then outstanding on our $7.0 million working capital line by February 28, 2001 as well as provide the necessary working capital to position ourselves for the expected increased business during the third quarter of fiscal 2001 associated with Easter, Secretary's Day and Mother's Day. Moreover, we expect to generate sufficient positive net cash from operations in the third quarter of fiscal 2001 to fund our expected net operating cash requirements during the fourth quarter of fiscal 2001, which is traditionally a slow quarter in the retail floral business. However, these initiatives may not be successful in generating the required cash flows.

     Other than our existing credit facility, we have no current arrangements for additional financing. In the event that we cannot generate sufficient cash flows from operating activities, we would be required to obtain additional bank financing or sell assets. We may not be able to negotiate additional bank financing on terms acceptable to us. Additionally, it is possible that assets may be sold at prices lower than their current carrying amount, or that certain long-lived assets may be deemed to be impaired, thereby requiring losses to be recognized in the financial statements of future periods.

     On July 5, 2000, the Nasdaq Stock Market advised us that it may delist our common stock from trading on or about October 3, 2000 if the minimum bid price of our common stock does not equal or exceed $1.00 for a minimum of ten consecutive trading days. We filed an appeal and a request for a hearing in connection with Nasdaq's decision to delist our common stock from trading on the Nasdaq National Market. A hearing was held on November 2, 2000 and the appeal remains pending. We have filed applications for quotation of our common stock on the Nasdaq SmallCap Market or the American Stock Exchange. Our common stock does not currently satisfy the requirements for listing on either the Nasdaq SmallCap Market or the American Stock Exchange and we may not receive listing approval from either market after reviewing any application we submit.

     On November 14, 2000, we effected a 1-for-5 reverse split of the outstanding shares of our common stock. Accordingly, all data shown in the accompanying consolidated financial statements and notes has been retroactively adjusted to reflect this reverse stock split.

Principles of Consolidation

     The consolidated financial statements include the accounts of Gerald Stevens and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Principal estimates and assumptions include, but are not limited to, allowances for doubtful accounts, inventory reserves, self-insurance reserves and the period of realization for goodwill and property and equipment.

Cash and Cash Equivalents

     Gerald Stevens considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of August 31, 2000 and 1999, cash and cash equivalents included $1.4 million and $4.2 million, respectively, of interest bearing cash. Also included in cash and cash equivalents as of August 31, 1999, was $224,000 of restricted cash relating to Gerald Stevens' credit card processing agreement with its sponsoring bank. There was no restricted cash as of August 31, 2000.

Fair Values of Financial Instruments

     The carrying amounts for the Company's cash and cash equivalents, accounts receivable, notes payable, accounts payable, accrued liabilities and long-term debt are reflected in the consolidated financial statements at cost, which approximates fair value.

Inventories

     Inventories are stated at lower of cost or market, with cost determined principally by the first-in, first-out (FIFO) basis using the retail method. We believe that the FIFO retail method provides adequate information for the operation of our business in a manner consistent with the method used widely in the retail industry.

     We had net inventories at August 31, 2000 and 1999 of $13.7 million and $8.5 million, respectively, including reserves for obsolescence and shrink of $603,000 and $300,000 at August 31, 2000 and 1999, respectively.

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

 Property and Equipment

     Property and equipment are stated at cost. Major renewals and improvements are capitalized; maintenance and repairs are charged to expense as incurred. Gain or loss on disposition of property and equipment is recorded at the time of disposition. On September 1, 1998, Gerald Stevens adopted the provisions of Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which governs the accounting for costs incurred in connection with developing or obtaining software for internal use.

     Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, generally 30 years for buildings, 3 to 10 years for furniture, fixtures, and equipment, and 3 to 5 years for vehicles, computer hardware, software and communication systems. Leasehold improvements are amortized over the lesser of useful lives or lease terms.

Intangible Assets

     Intangible assets consisted of the following:

                                            August 31,

                                       2000            1999
                                    ---------       ---------
                                         (In thousands)

Goodwill                            $ 153,653       $ 126,999
Other                                   5,194           4,926
                                    ---------       ---------
                                      158,847         131,925

Less: Accumulated amortization         (6,704)         (2,028)
                                    ---------       ---------
                                    $ 152,143       $ 129,897
                                    =========       =========

     Goodwill consists of the excess of purchase price over the fair value of assets and liabilities acquired in acquisitions accounted for under the purchase method of accounting (see Note 2). Included in goodwill for both periods is $2.0 million from an acquisition prior to October 31, 1970 which is not required to be amortized. Otherwise, goodwill is amortized over periods ranging from 20 to 40 years, which management believes is a reasonable life in light of the characteristics present in the floral industry, such as the significant number of years that the industry has been in existence, the continued trends by consumers in purchasing flowers for many different occasions and the stable nature of the customer base.

     Other intangible assets represent primarily contractual rights related to customer lists, telephone numbers and yellow page advertisements that were acquired by the Company from floral businesses that have discontinued their operations. Other intangible assets are amortized over periods ranging from 5 to 10 years.

     Amortization expense related to goodwill and other intangible assets was $5.0 million, $2.0 million, and $63,000 for the years ended August 31, 2000, 1999, and 1998, respectively.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, we periodically analyze the carrying value of our store-level goodwill and other intangible assets to assess the recoverability from future operations using estimated undiscounted cash flow projections. In fiscal 2000, we also analyzed the carrying value relative to the selling price of businesses we have sold or expect to sell in the first quarter or second quarter of fiscal 2001. As a result, we recorded a permanent impairment charge for goodwill and other intangible assets of $19.5 million in the quarter ended August 31, 2000. This charge consists of $15.5 million relating to ongoing businesses based on estimated undiscounted cash flow projections and $4.0 million relating to businesses we have sold or expect to sell. Earnings in future years could be materially adversely affected if management later determines either that the remaining goodwill or other intangible asset balances are impaired or that a shorter amortization period is applicable.

Deferred Financing Costs

     Deferred financing costs, net of accumulated amortization, were $1.9 million and $657,000 at August 31, 2000 and 1999, respectively. These costs are included in other assets and relate to amounts incurred in connection with amendments to our bank credit facilities. Amortization is included in interest expense ($0.3 million and $55,000 in fiscal 2000 and 1999, respectively) and is recorded on a straight-line basis over the term of the financing agreement, which closely approximates the interest method.

Revenue Recognition and Deferred Revenue

     Revenue from sales of products, delivery fees, and order generation commissions and fees are recognized at the time of product delivery. Revenue from wire service and credit card processing dues and fees are recognized at the time that services are provided. Payments received from customers in advance of product delivery are recorded as deferred revenue, which is classified within the current liabilities section of the consolidated balance sheets.

 Stock-Based Compensation

     We account for stock-based awards to employees using the intrinsic value method. Accordingly, compensation cost for stock options issued is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the exercise price of the options. This compensation cost is recognized over the period of performance or the vesting period. The pro forma net earnings (loss) per common share amounts as if the fair value method had been used are presented in Note 8.

 Advertising Costs

     Yellow page advertising costs are expensed on a straight-line basis over the life of the directory, which is generally one year. Internet portal advertising costs are expensed on a straight-line basis over the term of the portal agreement. The costs of producing and distributing mail order catalogs are capitalized and amortized proportionately over the period that catalog sales are expected to be generated. All other advertising costs are expensed at the time the advertisement is first shown. Advertising expense totaled $27.5 million, $11.7 million and $1.4 million in the years ended August 31, 2000, 1999 and 1998, respectively.

Income Taxes

     We account for income taxes under the provisions of SFAS No.109, Accounting for Income Taxes. SFAS No. 109 requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recorded in income in the period that includes the enactment date.

Seasonality

     The floral industry has historically been seasonal, with higher revenue generated during holidays such as Christmas, Valentine's Day, Easter and Mother's Day. Given the importance of holidays to the floral industry, a change in the date (in the case of a "floating" holiday such as Easter) or day of the week on which a holiday falls may also have a substantial impact on our business. During the summer and fall months, floral retailers tend to experience a decline in revenue. As a result, Gerald Stevens currently expects the period from June through November (encompassing our fourth and first fiscal quarters) to be periods of lower revenue and unprofitable operations. In addition, the floral industry is affected by economic conditions and other factors, including, but not limited to, competition and weather conditions that impact other retail businesses.

Segments

     We have adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, for the year ended August 31, 1999. The Statement requires management approach to report financial and descriptive information about a company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for Company management. See Note 13.

Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income, requires that total comprehensive income and comprehensive income per share be disclosed with equal prominence as net income and earnings per share. Comprehensive income is defined as all changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. Comprehensive loss is equal to net loss for all periods presented.

Recently Issued Accounting Standards

     In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133. SFAS No. 137 defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, SFAS No. 133 applies to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended by SFAS No. 138, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 as required for its first quarterly filing of fiscal year 2001. The adoption of SFAS No. 133 is not expected to have a material effect on the financial statements of the Company, as we currently have no derivatives.

     On December 3, 1999, the staff of the SEC published Staff Accounting Bulletin 101, "Revenue Recognition," ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 will be effective for the Company during the three months ended November 30, 2000. Specific items discussed in SAB 101 include bill-and-hold transactions, long-term service transactions, refundable membership fees, contingent rental income, up-front fees when the seller has significant continuing involvement and the amount of revenue recognized when the seller is acting as a sales agent or in a similar capacity. SAB 101 also provides guidance on disclosures that should be made for revenue recognition policies and the impact of events and trends on revenue. The adoption of SAB 101 is not expected to have a material effect on the financial statements of the Company, as we believe our revenue recognition policies are in conformity with SAB 101.

     In March 2000, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 00-2, Accounting for Web Site Development Costs ("EITF Issue No. 00-2"), which applies to all web site development costs incurred for quarters beginning after June 30, 2000. The consensus states that the accounting for specific web site development costs should be based on a model consistent with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Accordingly, certain web site development costs that are currently expensed as incurred may be capitalized and amortized. EITF Issue No. 00-2 will be effective for the Company during the three months ended November 30, 2000. The adoption of EITF Issue No. 00-2 is not expected to have a material effect on the financial statements of the Company.

     In May 2000, the EITF reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," ("EITF Issue No. 00-14") which addresses the recognition, measurement, and income statement classification for sales incentives offered by vendors to customers. The Company adopted EITF Issue No. 00-14 during the three months ended August 31, 2000. Sales incentives within the scope of this Issue include offers that can be used by a customer to receive a reduction in the price of a product or service at the point of sale. The consensus states that the cost of the sales incentive should be recognized at the latter of the date at which the related revenue is recorded or the date at which the sales incentive is offered. The consensus also states that when recognized, the reduction in or refund of the selling price should be classified as a reduction of revenue. However, if the sales incentive is a free product or service delivered at the time of sale the cost should be classified as an expense. The adoption of EITF Issue No. 00-14 did not have a material effect on our financial statements.

2. ACQUISITIONS

     On April 30, 1999, we completed a merger with Gerald Stevens Retail, Inc. ("Gerald Stevens Retail"). Gerald Stevens Retail was formed on May 7, 1998 and through September 30, 1998 was in the development stage, had no revenue and all of its efforts were directed to developing a business strategy, raising capital and acquiring leading retail flower shops and other floral related businesses. On October 1, 1998, Gerald Stevens Retail commenced its operations upon the completion of its acquisition of ten operating flower businesses and, as a result, emerged from the development stage. Under the terms of the merger agreement, based on an exchange formula, we issued 5.6 million shares of common stock for all of Gerald Stevens Retail's common stock outstanding. The merger was accounted for under the pooling of interests method of accounting. Accordingly, our consolidated financial statements give retroactive effect to the merger. Details of the separate results of operations of Gerald Stevens and Gerald Stevens Retail prior to the merger are as follows:

                                                 Eight Months       Year Ended
                                                Ended April 30,     August 31,
                                                     1999              1998
                                                ---------------     ----------
Revenue:
      Gerald Stevens, as previously reported        $ 11,638         $ 16,221
      Gerald Stevens Retail                           48,860             --
                                                    --------         --------
                                                    $ 60,498         $ 16,221
                                                    ========         ========
Net loss:
      Gerald Stevens, as previously reported        $ (4,257)        $   (623)
      Gerald Stevens Retail                           (3,014)          (1,645)
                                                    --------         --------
                                                    $ (7,271)        $ (2,268)
                                                    ========         ========

     From October 1, 1998 through August 31, 1999 we acquired 69 retail florist businesses with 231 stores located in 28 markets throughout the United States for aggregate consideration of $98.7 million, consisting of $66.8 million in cash and 1,412,187 shares of our common stock valued at share prices ranging from $17.60 per share to $76.50 per share. Previously, in July 1998, the Company had purchased letter of intent rights totaling $1.5 million related to 8 of these retail florist businesses. These costs were subsequently allocated as an additional component of the cost of acquiring these businesses. Additionally, in October 1998, we acquired AGA Flowers, Inc., a floral import business located in Miami, Florida for total consideration of $2.9 million, consisting of $1.5 million in cash and 83,416 shares of our common stock valued at $17.60 per share.

     In March 1999, we acquired National Flora, Inc., a floral order generation business, for aggregate consideration of $19.7 million, consisting of $10.0 million in cash and 310,500 shares of our common stock valued at $31.50 per share.

     In July 1999, we acquired Calyx & Corolla, Inc., a catalog and Internet-based floral order generation business for aggregate consideration of $11.6 million, consisting of approximately $0.1 million in cash, 186,891 shares of our common stock valued at $54.00 per share, and the assumption of stock option and warrant obligations which converted into rights to acquire 30,417 shares of our common stock at share exercise prices ranging from $1.80 per share to $47.20 per share.

     During the year ended August 31, 2000, we acquired an additional 88 retail florist businesses located in existing markets and seven new markets for aggregate consideration of $36.7 million, consisting of $20.5 million in cash and 398,912 shares of our common stock valued at share prices ranging from $27.15 to $57.65 per share.

     All of the acquisitions discussed in the preceding paragraphs were accounted for as business combinations under the purchase method of accounting and are included in our consolidated financial statements from the date of acquisition.

     During the years ended August 31, 1999 and 2000, we also acquired certain intangible assets related to floral businesses that discontinued their operations. The acquired intangible assets are principally customer lists, telephone numbers and yellow page advertising contractual rights. Aggregate consideration paid for all such intangible asset acquisitions during the year ended August 31, 1999 was $4.5 million, consisting of $2.8 million in cash and 31,965 shares of our common stock at a share price of $50.70 per share. Aggregate consideration paid for intangible asset acquisitions during the year ended August 31, 2000 was $0.2 million in cash.

     Our strategic plan contemplated the closing or relocation of a number of our acquired retail stores within each of our targeted market areas. Assessments of which retail stores to close or relocate for all acquisitions consummated prior to August 31, 1999 were completed as of May 31, 2000. As a result of these assessments, additional purchase liabilities of $1.6 million and $1.3 million for fiscal 1999 and 2000, respectively, were recorded and included in accrued liabilities as of August 31, 2000. These liabilities relate to costs associated with the closing and consolidation of certain acquired retail stores (considering existing contractual lease obligations and management's estimate of future operating lease costs).

     During the fourth quarter of fiscal 2000, we reassessed our strategic objectives and announced plans to significantly slow the pace of expansion of our business over the next 12 to 18 months compared to our previous plans. This change in strategy included a reassessment of our market development plans and resulted in a significant reduction in the number of stores initially identified for closure or relocation. Therefore the additional purchase liability and goodwill were reduced by $1.6 million. The following table summarizes the closed store liability activity for the year ended August 31, 2000:

                                                           (In thousands)

Balance at August 31, 1999                                     $ 1,632

      Additional purchase liability recorded during the
        twelve months ended August 31, 2000                      1,346

      Cash payments for the twelve months ended
        August 31, 2000                                           (367)

      Adjustments                                               (1,558)
                                                               -------

Balance at August 31, 2000                                     $ 1,053
                                                               =======

     The preliminary purchase price allocation for businesses acquired in the year ended August 31, 2000 under the purchase method of accounting is as follows:


                                                      August 31, 2000
                                                      (In thousands)

Tangible assets (includes cash acquired of $389)        $  6,928
Intangible assets                                         41,833
Liabilities                                              (12,101)
                                                        --------
                                                        $ 36,660
                                                        ========

     The pro forma results of operations, assuming each of the acquisitions described above was consummated as of the beginning of the periods presented, are as follows:

                                       For the years ended August 31,
                                                 (Unaudited)

                                            2000           1999
                                         ---------       --------
                                    (In thousands except per share data)

Revenue                                  $ 290,828       $297,337
                                         =========       ========

Net income (loss)                        $ (41,302)      $  1,096
                                         =========       ========

Diluted net income (loss) per share      $   (4.37)      $   0.12
                                         =========       ========

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

                                                     August 31,     August 31,
                                                        2000           1999
                                                     ----------     ----------
                                                           (In thousands)

Land, building and leasehold improvements             $  7,077       $  8,502
Furniture, fixtures and equipment                        8,167          3,497
Computer hardware and software                           8,401          6,036
Communication systems                                    1,526          1,526
Vehicles                                                   960            925
                                                      --------       --------
                                                        26,131         20,486
Less:  Accumulated depreciation and amortization        (8,276)        (4,533)
                                                      --------       --------
                                                      $ 17,855       $ 15,953
                                                      ========       ========

     Computer software costs of $8.3 million and $2.8 million were capitalized during the years ended August 31, 2000 and 1999, respectively. Depreciation and amortization expense related to property and equipment was $4.8 million, $1.6 million and $0.8 million, for the years ended August 31, 2000, 1999 and 1998, respectively. The reduction in land, building and leasehold improvements was the result of sale-leaseback transactions completed in the fourth quarter of fiscal 2000. For the year ended August 31, 2000, we also recorded an impairment charge of $9.1 million, consisting primarily of assets associated with our catalog business, as well as, development costs for our retail point-of-sale system, which we have abandoned due to the high cost of deployment and our cash flow constraints. We are considering lower cost alternatives, including point-of-sale systems currently used in some of our retail stores.

4. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

                                          August 31,
                                       2000         1999
                                     -------      -------
                                        (In thousands)

Salaries and benefits                $ 3,673      $ 3,787
Wire service                           2,750        3,104
Advertising                            2,000         --
Store closure costs                    1,053        1,632
Taxes-non payroll/non income           1,292          669
Acquired business consideration        1,895        1,459
Insurance                                872          448
Financing costs                        1,680          400
Other                                  3,671        4,068
                                     -------      -------
                                     $18,886      $15,567
                                     =======      =======

5. DEBT

Notes Payable

     Notes payable at August 31, 2000 and 1999 were $0.3 million and $2.0 million, respectively. Notes payable at August 31, 2000 consists principally of mortgage notes and vehicle, equipment, and leasehold improvement installment notes assumed by the Company in connection with acquisitions completed during the latter part of the fiscal year. Our general practice is to pay these notes in full following the close of acquisitions.

Long-Term Debt

     In September, 1998, Gerald Stevens Retail entered into a revolving credit agreement with a bank whereby such bank agreed to loan Gerald Stevens Retail up to $20.0 million for a term of 18 months. In February 1999, the credit agreement was amended to increase the line of credit to $40.0 million. In June 1999, Gerald Stevens Retail and its primary lender amended and restated their existing $40.0 million revolving credit agreement and Gerald Stevens, the parent of Gerald Stevens Retail, agreed to guarantee payment of all obligations under the amended and restated agreement and terminated their existing $5.0 million line of credit. Additionally, the term was extended to June 3, 2002. On July 31, 2000, we entered into Amendment Agreement No. 2 to Amended and Restated Credit Agreement with our primary lender. The amendment reduced the line of credit to $36.0 million, increased the interest rates, and amended the financial covenants. Outstanding borrowings were $36.0 million at August 31, 2000.

     On November 6, 2000, we entered into Amendment Agreement No. 3 to Amended and Restated Credit Agreement with our primary lender. The amendment provides a new $7.0 million working capital line of credit through February 28, 2001 to fund seasonal cash requirements, at which date repayment is required. The amendment also eliminates $16.0 million in scheduled reductions to our $36.0 million revolving credit facility, which were previously to occur in the second and third quarters of fiscal 2001, until June 30, 2002 and relaxes certain financial covenants. Borrowings under the amended and restated credit agreement are secured by all of our current and future assets, including a pledge of the stock of each subsidiary.

     All borrowing under the amended and restated credit agreement will bear interest at a base rate of prime, plus 2%, payable monthly in arrears. At November 6, 2000, outstanding borrowings under the revolving credit facility were $36.0 million, including $11.0 million in base rate borrowing at prime plus 2% and $25.0 million in three Libor notes bearing interest at a weighted average of 10.14%. Each Libor note terminates in December 2000, when they will convert to base rate borrowings in accordance with Amendment No. 3.

     The amended and restated agreement also requires mandatory prepayments in the event of asset sales or equity offerings subsequent to November 6, 2000. Mandatory prepayments are required at 100% of the first $10.0 million of net proceeds from asset sales; 0% of the next $5.0 million; 100% of the next $13.0 million and 80% thereafter; and 75% of the net proceeds from any equity offering. These prepayments will first permanently reduce the working capital line of credit, then the revolving credit facility. Through November 16, 2000, we made mandatory prepayments of $0.6 million from net proceeds received from asset sales.

     The amended and restated agreement also requires us to meet minimum consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds. We must generate consolidated EBITDA of $7.2 million in the three months ending February 28, 2001; $14.0 million in the six months ending May 31, 2001; $13.2 million in the nine months ending August 31, 2001; and $13.8 million in any four quarter period ending on or after November 30, 2001. Additionally, our capital expenditures cannot exceed $0.5 million in any fiscal quarter, provided that we may spend up to $3.8 million for the acquisition and implementation of a standardized point-of-sale and management information system. All other prior financial covenants have been eliminated.

     In connection with Amendment Agreement No. 3, we issued three-year warrants for 10% of our common stock on a diluted basis at an exercise price of $.01 per share. If we repay all borrowings under the credit agreement prior to June 30, 2001, 75% of the warrants will terminate, and if we repay all borrowings prior to December 31, 2001, 50% of the warrants will terminate. Pursuant to a participation agreement, three members of management were required to participate in $1.0 million of the $7.0 million working capital line and received a proportionate share of the warrants. The fair market value of the warrants, estimated using a Black-Scholes option pricing model, will be amortized to interest expense over the term of the facility beginning in November 2000.

6. INCOME TAXES

     The provision (benefit) for income taxes for the years ended August 31, 2000, 1999 and 1998 consists of the following:

                                     2000        1999          1998
                                    ------      -------       ------
                                             (In thousands)
Current:

  Federal                           $  --        $  --         $  --
  State                                 472          145          --
                                    -------      -------       -------
                                        472          145          --
                                    -------      -------       -------

Deferred:

  Federal                              --          1,971          (616)
  State                                --            211           (66)
                                    -------      -------       -------
                                       --          2,182          (682)
                                    -------      -------       -------

Income tax provision (benefit)      $   472      $ 2,327       $  (682)
                                    =======      =======       =======


     The reconciliation of the United States federal statutory tax rate to our effective tax rate is as follows:


                                                      2000           1999           1998
                                                    ---------      ---------      --------
                                                                 (In thousands)

Income tax benefit at statutory rate                $(14,314)      $ (3,393)      $ (1,067)
Non-deductible goodwill amortization                   6,215            312              3
Non-deductible merger costs                             --            1,497           --
Increase in valuation allowance                        8,099          1,588            478
Utilization of net operating losses                     --            2,182           --
State income taxes, net of federal tax benefit           472            145            (47)
Other, net                                              --               (4)           (49)
                                                    --------       --------       --------
Total Provision                                     $    472       $  2,327       $   (682)
                                                    ========       ========       ========


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred income tax asset are as follows:

                                          August 31,      August 31,
                                             2000           1999
                                          ----------      ----------
                                                 (In thousands)

Reserves                                  $    148        $    805
Accrued liabilities and other                  516             610
Depreciation and amortization                  645             162
Net operating losses                        12,938           4,502
General business credits                        90             101
Basis difference in intangible assets          746             804
                                          --------        --------
                                            15,083           6,984
Valuation allowance                        (15,083)         (6,984)
                                          --------        --------
      Net deferred income tax asset       $   --          $   --
                                          ========        ========

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the uncertainty of our ability to generate sufficient taxable income in the future, we have fully reserved our net deferred tax assets. At August 31, 2000 and 1999, the valuation allowance was $15.1 million and $7.0 million, respectively, and is necessary as we believe that our net deferred tax asset will not be realized. This represents a change in the valuation allowance for the current year of $8.1 million.

     As of August 31, 2000, Gerald Stevens has available net operating loss carryforwards of $34.4 million which expire at various dates beginning from 2004 through 2020.

7. STOCKHOLDERS' EQUITY

     On November 14, 2000, we effected a 1-for-5 reverse split of the outstanding shares of our common stock. Accordingly, all data shown in the accompanying consolidated financial statements and notes has been retroactively adjusted to reflect this reverse stock split.

     On January 28, 1997, the Company's stockholders approved an increase in the number of shares of authorized common stock from 3,600,000 to 14,000,000. On April 30, 1999, the Company's stockholders approved an increase in the number of shares of authorized common stock from 14,000,000 to 50,000,000.

     In August 1998, in connection with the initial capitalization of Gerald Stevens Retail, a total of 2,572,658 shares of common stock were issued to various founding shareholders for total consideration of $9.3 million, with proceeds totaling $5.1 million received in fiscal 1998 and $4.2 million in stock subscription balances received at the beginning of fiscal 1999. In August 1998, we also issued 128,400 shares of our common stock valued at $0.5 million in connection with the acquisition of a business whose assets consisted solely of rights to acquire 33 retail florist businesses under non-binding letters of intent with the owners of those businesses. Additionally, during the year ended August 31, 1998, we issued a total of 39,200 shares of our common stock for total consideration of $29,000 in connection with the exercise of stock options and warrants.

     During the year ended August 31, 1999, we issued 1,243,908 shares of our common stock in private placement transactions for total consideration of $21.1 million, net of placement fees and expenses. In July 1999, we sold 1,000,000 shares of our common stock in a public equity offering for total consideration of $55.2 million, net of underwriting discounts and expenses. Additionally, a total of 142,461 shares of common stock were issued for total consideration of approximately $1.6 million in connection with the exercise of stock options and warrants during this same period.

     From October 1, 1998 to August 31, 1999, we issued 2,024,959 shares of our common stock with an aggregate value of $54.8 million to fund the non-cash portion of the total consideration for acquisitions completed during the period. Options and warrants issued in connection with the acquisition of Calyx & Corolla, Inc. resulted in additional consideration of $1.4 million based on the fair value of such options and warrants at the closing date.

     During the year ended August 31, 2000, we issued 398,912 shares of our common stock with an aggregate value of $16.1 million to fund the non-cash portion of the total consideration for acquisitions completed during the period. Additionally, a total of 87,870 shares of common stock were issued for total consideration of $1.2 million in connection with stock options and warrants exercised during this same period. In March 2000, we issued 651,400 shares of our common stock in a private placement transaction for total consideration of $22.0 million net of fees and expenses and retired 103,995 shares of our treasury stock, which had a carrying value of $1.6 million at that time.

     As a result of the merger with Gerald Stevens Retail, we recorded compensation expense and additional paid-in-capital of approximately $1.4 million in connection with the vesting of certain non-plan options.

8. STOCK OPTIONS AND WARRANTS

     The Company has a 1996 Nonemployee Directors' Stock Option Plan ("Director Plan") and a Management Incentive Stock Plan ("Management Plan"), which were adopted by the Board of Directors in 1995 and approved by the shareholders in 1996. In 1998 and 2000, the Company approved two additional stock option plans ("1998 Plan" and "2000 Plan"). The Director Plan, Management Plan, 1998 Plan and 2000 Plan are collectively referred to as the "Plans." Under the Plans, the Company has granted options to certain directors, officers and key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock at the date of the grant. Generally, options have a term of ten years and vest (i) under the Director Plan, 100%, six months after issuance, (ii) under the Management and 2000 Plans, 25% upon issuance with additional vesting of 25% after each year of continuous employment, or, in increments of 25% per year over a four-year period on the first anniversary of the grant date and (iii) under the 1998 Plan, in increments of 25% per year over a four-year period beginning on the first anniversary of the grant date.

     On June 25, 1997, the Board of Directors granted options for the purchase of 61,000 shares of common stock at fair market value to officers and key employees of Gerald Stevens at an exercise price of $20.00 per share. These options vest in 25% increments when the market price of Gerald Stevens' common stock reaches $25.00, $37.50, $50.00 and $62.50 per share, respectively, for twenty consecutive trading days. As of August 31, 1999, all options had vested and were exercisable. As a result, compensation expense of $1.4 million and $76,000 was recorded for the years ended August 31, 1999 and 1998, respectively.

     In connection with the acquisition of Calyx & Corolla, Inc. the Company assumed Calyx & Corolla options that converted into rights to purchase Gerald Stevens common stock. Subsequent to the acquisition, no additional options may be issued under the Calyx & Corolla plans.

     A summary of the status of the Company's stock-based compensation plans as of the end of the 2000, 1999 and 1998 fiscal years, and changes during the fiscal years then ended is presented below:

                                                  Weighted-                   Weighted-                Weighted-
                                                   Average                     Average                  Average
                                                  Exercise                    Exercise                  Exercise
                                    Shares         Price        Shares          Price       Shares       Price
                                    ------      -----------    --------       ---------     -------     --------
Outstanding, beginning
  of year                           409,296     $   22.10       231,800       $  13.55      177,600     $  14.25
Granted                             505,720         11.05       263,055          27.60       56,500        11.10
Assumed in the acquisition
  of Calyx and Corolla, Inc.             --            --        27,453           9.85           --           --
Exercised                           (68,293)        16.25      (109,850)         14.15       (2,200)        9.10
Forfeited                           (78,735)        18.30        (3,162)         14.20         (100)        7.05
                                   ---------                   ---------                   ---------
Outstanding, end of year            767,988     $   15.75       409,296       $  22.10      231,800     $  13.55
                                   =========                   =========                   =========

Options exercisable                 207,944                     104,579                     112,000
                                   =========                   =========                   =========

     The following table summarizes information about stock options outstanding under the Plans at August 31, 2000:

                                              Options Outstanding                  Options Exercisable
                                 -------------------------------------------    ---------------------------
                                                     Weighted-
                                                      Average      Weighted-                       Weighted-
                                                     Remaining      Average                        Average
Range of                                            Contractual     Exercise                       Exercise
Exercise Prices                  August 31, 2000       Life          Price      August 31, 2000     Price
---------------                  ---------------    -----------    ---------    ----------------   ---------
                                                      (Years)

$ 1.80  to $ 8.15                     297,103          9.49        $   6.15          42,769        $   4.75
 10.00  to  17.60                     287,180          8.90           12.70         106,397           12.95
 22.20  to  48.45                     166,874          8.48           33.65          54,415           32.25
 52.20  to  67.20                      16,831          8.79           59.80           4,363           59.15
                                     ---------                                     ---------
$ 1.80 to $67.20                      767,988          9.03        $  15.75         207,944        $  17.30
                                     =========                                     =========

     SFAS No. 123 requires pro forma information regarding net income and earnings per share to be presented as if we had accounted for our employee stock options granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: risk-free interest rates from 4.2% to 7.5%; dividend yield of zero; volatility factors of 50% prior to 1998, 60% for 1998, 70% for 1999 and 80% for 2000; and weighted-average expected lives of the options from five to six years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' expected term to exercise. Gerald Stevens' pro forma information required under SFAS No. 123 is as follows:

                                2000           1999          1998
                              --------       --------       ------
                              (In thousands except per share data)
Net loss:
        As reported           (42,572)       (12,307)       (2,268)
        Pro forma             (44,587)       (13,655)       (2,617)

Diluted loss per share:
        As reported             (4.57)         (1.75)        (1.32)
        Pro forma               (4.79)         (1.94)        (1.52)


     In connection with the acquisition of Calyx & Corolla, Inc., the Company assumed Calyx & Corolla warrants that converted into rights to acquire 2,963 shares of Gerald Stevens common stock at an exercise price of $47.20 per share. During fiscal year 1998, 43,800 warrants were exercised in a cashless exercise, as allowed in the warrant agreement for 35,200 shares of common stock. Additionally, 1,800 warrants were exercised for total proceeds of $9,000. During fiscal year 1999, 32,611 warrants were exercised for total proceeds of $163,000. During fiscal year 2000, 19,577 warrants were exercised for total proceeds of $97,882. Warrants assumed in the Calyx & Corolla acquisition expired on July 16, 2000. At August 31, 2000 and 1999, Gerald Stevens had 28,397 and 50,936 warrants outstanding, respectively, all of which are currently exercisable. All remaining warrants expire on January 1, 2001.

     In connection with Amendment No. 3 to Amended and Restated Credit Agreement with our primary lender, we issued three-year warrants for 10% of our common stock on a diluted basis at an exercise price of $.01 per share. If we repay all borrowings under the credit agreement prior to June 30, 2001, 75% of the warrants will terminate, and if we repay all borrowings prior to December 31, 2001, 50% of the warrants will terminate (see Note 5).

9. LOSS PER SHARE

     The components of basic and diluted loss per share are as follows:

                                                              For the Years Ended August 31,
                                                                 2000     1999     1998
                                                                ------    -----    -----
                                                                      (In thousands)
Basic Average Shares Outstanding                                 9,314    7,029    1,717
Common Stock Equivalents                                          --       --       --
                                                                 -----    -----    -----
Diluted Average Shares Outstanding                               9,314    7,029    1,717
                                                                 =====    =====    =====

Common stock equivalents not included in the calculation of
  diluted loss per share because their impact is antidilutive      797      460      313
                                                                 =====    =====    =====

10. RELATED PARTY TRANSACTIONS

     During fiscal 1998, Gerald Stevens purchased the land and buildings used for its Vero Beach operations for approximately $0.7 million. The transaction was financed with cash from operations. The property was previously leased from a trust administered by a relative of the then current Chairman of the Board.

     On May 7, 1998, we entered into a services agreement with a corporation controlled by a member of our board of directors. This corporation provided certain management services to the Company and incurred certain expenses on our behalf, with the cost of such items reimbursed us. Through May 31, 1999, a total of $0.9 million was paid for all such services provided, as well as all expenses paid on our behalf and billed to us through that date, which is included in selling, general, and administrative expenses in the accompanying consolidated statement of operations. A total of $0.2 million, representing expenses paid by this corporation on our behalf, is accrued and included in accrued liabilities at August 31, 2000. The parties mutually agreed to terminate the services agreement on May 31, 1999.

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

     In September 2000, we sold four properties to a company controlled by our Chairman of the Board for aggregate consideration of $2.0 million. We simultaneously leased back one of such properties for a ten-year term at $115,000 per year plus annual adjustments based on the consumer price index. We believe the terms of these transactions are no less favorable than we could have obtained from third parties for comparable retail space in the same market. We also assigned to the purchaser company contracts with a third party to purchase three of the properties, and we agreed to continue to market the fourth property. We will receive any gain, and pay for any loss, resulting from any sale of the properties to a third party pursuant to any contract signed prior to December 31, 2000 (including the contracts assigned to the purchaser company).

     In connection with Amendment No. 3 to Amended and Restated Credit Agreement with our primary lender, we issued three-year warrants for 10% of our common stock on a diluted basis at an exercise price of $.01 per share. If we repay all borrowings under the credit agreement prior to June 30, 2001, 75% of the warrants will terminate, and if we repay all borrowings prior to December 31, 2001, 50% of the warrants will terminate. Pursuant to a participation agreement, three members of management were required to participate in $1.0 million of the $7.0 million working capital line provided by the Amendment and received a proportionate share of the warrants.

     The Company also has a supply agreement with flower farms affiliated with two of Gerald Stevens' stockholders as more fully described in Note 11.

11. COMMITMENTS AND CONTINGENCIES

Leases

     Noncancellable lease obligations of Gerald Stevens at August 31, 2000 call for minimum annual lease payments under various operating leases for buildings, vehicles and equipment as follows:

                                                        (In thousands)

     2001...........................................        $ 14,227
     2002...........................................          12,138
     2003...........................................           9,774
     2004...........................................           6,453
     2005...........................................           3,518
   Thereafter ......................................           7,200
                                                            --------
                                                            $ 53,310
                                                            ========

     Total rent expense for fiscal years 2000, 1999, and 1998 was $13.9 million, $4.0 million and $261,000, respectively.

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

Business Combinations

     Gerald Stevens may be required to make additional payments of up to $0.8 million to the sellers of three of the businesses that it acquired. Because the outcome of the contingencies underlying these payments are not yet determinable, the payments have not been recorded as a component of the cost of these acquisitions at August 31, 2000.

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

12. RETIREMENT PLAN

     During the 1998 and 1997 fiscal years, we sponsored a 401(k) retirement plan covering all full-time employees who had completed one year of service. Eligible employees could elect quarterly to contribute up to 15% of their compensation, up to the maximum contribution allowed by law. We matched contributions up to a maximum of 3% of compensation. This plan was terminated in 1999.

     On December 1, 1998, we adopted a new 401(k) Plan, effective January 1, 1999. No employee participated in both plans simultaneously. All employees who have met minimum age and length of service requirements are eligible to participate. Employer matching contributions, which can be made at the discretion of the plan's administrator, are in the form of cash or our common stock with a value of up to fifty percent of the first 3% of compensation contributed by the employee to the plan and generally require year-end employment and 1,000 hours worked during the calendar year. An additional contribution may be made at the discretion of the Company. In connection with the matching contribution, our contribution in the 2000, 1999 and 1998 fiscal years was $227,000, $232,000 and $41,000, respectively.

13. BUSINESS SEGMENTS

     Gerald Stevens operates in two principal business segments: retail and order generation. The Company's reportable segments are strategic business units that offer different products and services. The Company evaluates the performance of its segments based on revenue and operating income. The Company's retail segment consists of our retail and import businesses. Our order generation business consists primarily of Florafax, National Flora, Calyx & Corolla and on-line businesses. Intersegment revenue is eliminated in consolidation.

     The following table presents financial information regarding the Company's different business segments as of and for the years ended August 31:

                              2000            1999              1998
                            ---------        --------         --------
                                         (In thousands)
Net revenue:
    Retail                  $ 211,796        $  83,971        $    --
    Order generation           55,257           26,625           16,221
                            ---------        ---------        ---------
                            $ 267,053        $ 110,596        $  16,221
                            =========        =========        =========
Operating income (loss):
    Retail                  $  (3,977)(a)    $   5,102        $    --
    Order generation          (10,685)(b)        2,579             (873)
    Corporate                 (27,534)(c)      (17,101)(d)       (2,203)
                            ---------        ---------        ---------
                            $ (42,196)       $  (9,420)       $  (3,076)
                            =========        =========        =========
Identifiable assets:
    Retail                  $ 161,722        $ 117,177        $    --
    Order generation           26,821           50,664           21,335
    Corporate                  17,287            5,182             --
                            ---------        ---------        ---------
                            $ 205,830        $ 173,023        $  21,335
                            =========        =========        =========
Depreciation and
  amortization expense:
    Retail                  $   5,584        $   2,146        $    --
    Order generation            3,124            1,302              802
    Corporate                   1,175              154               80
                            ---------        ---------        ---------
                            $   9,883        $   3,602        $     882
                            =========        =========        =========
Capital expenditures:
    Retail                  $   5,449        $   1,705        $    --
    Order generation            2,856            1,235            1,382
    Corporate                   8,237            3,890             --
                            ---------        ---------        ---------
                            $  16,542        $   6,830        $   1,382
                            =========        =========        =========

(a) Includes a charge for the permanent impairment of long-lived assets of $9,400.
(b) Includes a charge for the permanent impairment of long-lived assets of $12,912.
(c) Includes a charge for the permanent impairment of long-lived assets of $6,241.
(d)  Includes merger expenses of $4,642.

14. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (unaudited)


                                  First              Second                Third              Fourth
                                 Quarter             Quarter              Quarter             Quarter
                                 -------             -------              --------           ---------
                                                 (In thousands, except per share data)
Net revenue:
      2000                       $ 49,204            $ 81,579             $ 83,735           $  52,535
      1999                         13,223              26,772               36,287              34,314
      1998                          3,260               4,935                4,797               3,229

Operating income (loss)
      2000                       $ (3,902)            $ 3,965             $ (2,090)          $ (40,169)(a)
      1999                           (402)             (4,014)                (792)             (4,212)
      1998                            493                 568               (2,714)             (1,423)

Net income (loss)
      2000                       $ (4,299)            $ 3,281             $ (2,995)          $ (38,559)(a)
      1999                           (333)             (6,124)              (1,229)             (4,621)
      1998                            338                 380               (1,446)             (1,540)

Diluted income (loss)
  per share:

      2000                        $ (0.50)             $ 0.35              $ (0.30)            $ (4.12)(a)
      1999                          (0.05)              (0.90)               (0.15)              (0.55)
      1998                           0.20                0.20                (0.90)              (0.70)

(a)  Includes a charge for the impairment of long-lived assets of $28,553.


15. SUBSEQUENT EVENTS

     Through November 22, 2000, we sold certain non-core assets for aggregate net proceeds of $3.5 million, including four properties to a company controlled by our Chairman of the Board as more fully discussed in Note 10 of these Notes to Consolidated Financial Statements.

     On November 6, 2000, we entered into Amendment No. 3 to Amended and Restated Credit Agreement with our primary lender as more fully discussed in
Note 5 of these Notes to Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations.

     On November 14, 2000, we effected a 1-for-5 reverse split of the outstanding shares of our common stock. Accordingly, all data shown in the accompanying consolidated financial statements and notes has been retroactively adjusted to reflect this reverse stock split.

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

     This item is inapplicable, as no such changes or disagreements have occurred.

                                    PART III

     Except for information regarding our executive officers in Part I of this Report, the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K will be set forth in our Proxy Statement for our 2001 Annual Meeting of Stockholders, and is hereby incorporated by reference into this report.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     Financial Statements and Schedules. See the Index to Consolidated Financial Statements and Financial Statement Schedule and Exhibits under Item 8.

     Reports on Form 8-K. We filed the following Reports on Form 8-K during the fourth quarter of our 2000 fiscal year and to date in the following quarter.

Date of Filing         Disclosure(s)
--------------         -------------
July 20, 2000          Announcement of earnings for our fiscal quarter ended May 31, 2000 and a reorganization of management and an expansion of our board of directors

August 2, 2000         Announcement of Amendment No. 2 to Credit Agreement

November 8, 2000       Announcement of Amendment No. 3 to Credit Agreement and reverse stock split

November 15, 2000      Announcement of completion of reverse stock split


     Exhibits. The exhibits to this Report are listed below. Other than exhibits that are filed herewith, all exhibits listed below are incorporated herein by reference. Exhibits indicated by an asterisk (*) are the management contracts and compensatory plans, contracts or arrangements required to be filed as exhibits to this Report.


Exhibit                                                              Where Located
-------                                                              -------------
Restated Articles of Incorporation of the registrant                 Exhibit 3.1 to the registrant's
                                                                     Quarterly Report on Form 10-Q, filed
                                                                     April 12, 2000


Articles of Amendment to Restated                                    Filed herewith
Articles of Incorporation of the
registrant

Bylaws of the registrant                                             Filed herewith

Amended and Restated Credit Agreement                                Exhibit 4.1 to the registrant's
dated as of June 4, 1999 by and among                                Registration Statement on Form S-3/A
Gerald Stevens Retail, Inc., Gerald                                  filed June 29, 1999
Stevens, Inc., NationsBank, N.A. and
other lender parties

Amendment Agreement No. 2 to Amended and Restated Credit              Exhibit 4.1 to the registrant's Current
Agreement, dated as of July 31, 2000                                  Report on Form 8-K filed August 2, 2000


Amendment Agreement No. 3 to Amended and Restated Credit              Exhibit 4.1 to the registrant's Current
Agreement, dated as of November 6, 2000                               Report on Form 8-K filed November 8,
                                                                      2000

Warrant Certificate No. 1 issued to Bank of America, N.A. on          Exhibit 4.2 to the registrant's Current
November 6, 2000                                                      Report on Form 8-K filed November 8,
                                                                      2000

Warrant Certificate No. 2 issued to Steven R. Berrard on              Exhibit 4.3 to the registrant's Current
November 6, 2000                                                      Report on Form 8-K filed November 8,
                                                                      2000

Warrant Certificate No. 3 issued to John G. Hall on                   Exhibit 4.4 to the registrant's Current
November 6, 2000                                                      Report on Form 8-K filed November 8,
                                                                      2000

Warrant Certificate No. 4 issued to Thomas W. Hawkins on              Exhibit 4.5 to the registrant's Current
November 6, 2000                                                      Report on Form 8-K filed November 8,
                                                                      2000

Participation Agreement, dated November 6, 2000, among Bank of        Exhibit 4.6 to the registrant's Current
America, N.A., Steven R. Berrard, John G. Hall and Thomas W.          Report on Form 8-K filed November 8,
Hawkins                                                               2000

Employment Agreement with Gerald R.Geddis                             Exhibit 10.1 to the registrant's
                                                                      Registration Statement on Form S-3/A
                                                                      filed June 29, 1999*

Employment Agreement with Ruth Owades                                 Exhibit 10.5 to the registrant's Annual
                                                                      Report on Form 10-K filed November 24, 1999*

Employment Agreement with Gregory J. Royer                            Filed herewith*

Employment Agreement with Wayne Moor                                  Filed herewith*

Noncompetition Agreement with Ruth Owades                             Exhibit 10.7 to the registrant's Annual
                                                                      Report on Form 10-K filed  November 24,
                                                                      1999*

Confidentiality and Noncompete Agreement                              Filed herewith*
with John G. Hall

Confidentiality and Noncompete Agreement with                         Filed herewith*
Andrew W. Williams


Confidentiality and Noncompete Agreement with                         Filed herewith*
Thomas W. Hawkins

Management Incentive Stock Plan                                       Exhibit B to Definitive Proxy Statement
                                                                      on Schedule 14A filed January 8, 1996*

Gerald Stevens, Inc. 2000 Stock Option Plan                           Appendix C to Definitive Proxy
                                                                      Statement on Schedule 14A filed January
                                                                      18, 2000*

List of Subsidiaries of Gerald Stevens, Inc.                          Filed herewith

Consent of Independent Certified Public Accountants                   Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GERALD STEVENS, INC.

                                            By  /s/ W. Moor
                                                -----------------------
                                                   W. Moor
                                            (Senior Vice President and
                                             Chief Financial Officer)
Date: November 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 29, 2000.


    Signature                                         Title
    ---------                                         -----
 /s/ J. Hall                                 President, Chief Executive Officer
                                             and Director
                                             (Principal Executive Officer)

 /s/ S. Berrard (Chair)    }
 /s/ R. Owades             }
 /s/ K. Puttick            }                 Directors
 /s/ K. Royer              }
 /s/ A. Williams           }


 /s/ W. Moor                                 Senior Vice President
--------------------                         (Principal Financial Officer)
  (W. Moor)

 /s/ E. Baker                                Vice President and Controller
-------------------                          (Principal Accounting Officer)
  (E. Baker)

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE II

To the Board of Directors and Stockholders of Gerald Stevens, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Gerald Stevens, Inc. as of August 31, 2000 and 1999 and for each of the three years in the period ended August 31, 2000 included in this Form 10-K and have issued our report thereon dated November 27, 2000. Our audits were made for the purpose of forming an opinion on those basic financial statements taken as a whole. The information listed under Schedule II of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Miami, Florida,
November 27, 2000.

                              GERALD STEVENS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                       Balance at       Charged to      Charged to                           Balance at
                                      Beginning of      Costs and          Other                               End of
Description                              Period          Expenses       Accounts (A)     Deductions (B)        Period
                                      ------------      ----------      ------------     --------------      -----------
Allowance for Doubtful Accounts:
Year ended August 31, 2000             $  1,871.8        $  394.0        $  1,370.0        $ (1,527.1)        $  2,108.7
Year ended August 31, 1999             $    482.4        $  191.3        $  1,362.3        $   (164.2)        $  1,871.8
Year ended August 31, 1998             $    508.7        $  126.6        $   --            $   (152.9)        $    482.4

Notes:
(A) Includes amounts charged to goodwill as part of the determination of the fair value of net assets acquired.
(B) Includes amounts written off, net of recoveries.

                                      S-2

                              Gerald Stevens, Inc.

                           Annual Report on Form 10-K
                   For the Fiscal Year Ended August 31, 2000
                   -----------------------------------------

Exhibit No.             Exhibit                                     Where Located
-----------             -------                                     -------------

3.1                     Restated Articles of Incorporation of the   Exhibit 3.1 to the registrant's Quarterly Report
                        registrant                                  on Form 10-Q, filed April 12, 2000

3.2                     Articles of Amendment to Restated           Filed herewith
                        Articles of Incorporation of the
                        registrant

3.3                     Bylaws of the registrant                    Filed herewith

4.1                     Amended and Restated Credit Agreement       Exhibit 4.1 to the registrant's Registration
                        dated as of June 4, 1999 by and among       Statement on Form S-3/A filed June 29, 1999
                        Gerald Stevens Retail, Inc., Gerald
                        Stevens, Inc., NationsBank, N.A. and
                        other lender parties

4.2                     Amendment Agreement No. 2 to Amended and    Exhibit 4.1 to the registrant's Current Report on
                        Restated Credit Agreement, dated as of      Form 8-K filed August 2, 2000
                        July 31, 2000

4.3                     Amendment Agreement No. 3 to Amended and    Exhibit 4.1 to the registrant's Current Report on
                        Restated Credit Agreement, dated as of      Form 8-K filed November 8, 2000
                        November 6, 2000

4.4                     Warrant Certificate No. 1 issued to Bank    Exhibit 4.2 to the registrant's Current Report on
                        of America, N.A. on November 6, 2000        Form 8-K filed November 8, 2000


4.5                     Warrant Certificate No. 2 issued to         Exhibit 4.3 to the registrant's Current Report on
                        Steven R. Berrard on November 6, 2000       Form 8-K filed November 8, 2000

4.6                     Warrant Certificate No. 3 issued to John    Exhibit 4.4 to the registrant's Current Report on
                        G. Hall on November 6, 2000                 Form 8-K filed November 8, 2000

4.7                     Warrant Certificate No. 4 issued to         Exhibit 4.5 to the registrant's Current Report on
                        Thomas W. Hawkins on November 6, 2000       Form 8-K filed November 8, 2000

4.8                     Participation Agreement, dated November     Exhibit 4.6 to the registrant's Current Report on
                        6, 2000, among Bank of America, N.A.,       Form 8-K filed November 8, 2000
                        Steven R. Berrard, John G. Hall and
                        Thomas W. Hawkins

10.1                    Employment Agreement with Gerald R. Geddis  Exhibit 10.1 to the registrant's Registration
                                                                    Statement on Form S-3/A filed June 29, 1999

10.2                    Employment Agreement with Ruth Owades       Exhibit 10.5 to the registrant's Annual Report on
                                                                    Form 10-K filed November 24, 1999

10.3                    Employment Agreement with Gregory J. Royer  Filed herewith

10.4                    Employment Agreement with Wayne Moor        Filed herewith

10.5                    Noncompetition Agreement with Ruth Owades   Exhibit 10.7 to the registrant's Annual Report on
                                                                    Form 10-K filed November 24, 1999

10.6                    Confidentiality and Noncompete Agreement    Filed herewith
                        with John G. Hall

10.7                    Confidentiality and Noncompete Agreement    Filed herewith
                        with Andrew W. Williams

10.8                    Confidentiality and Noncompete Agreement    Filed herewith
                        with Thoma W. Hawkins

10.9                    Management Incentive Stock Plan             Exhibit B to Definitive Proxy Statement on
                                                                    Schedule 14A filed January 8, 1996

10.10                   Gerald Stevens, Inc. 2000 Stock Option      Appendix C to Definitive Proxy Statement on
                                                                    Schedule 14A filed January 18, 2000



21                      List of Subsidiaries of Gerald Stevens,     Filed herewith
                        Inc.

23.1                    Consent of Independent Certified Public     Filed herewith
                        Accountants