Form 10-K/A
period 2000-08-31
GERALD STEVENS INC/
filed 2000-12-28
CIK 37525

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                Explanatory Note

         This Amendment is being filed to provide the information called for by Items 10, 11, 12 and 13 of the Annual Report on Form 10-K of Gerald Stevens, Inc. for the year ended August 31, 2000.

Item 10.  Directors and Executive Officers of the Registrant.

Our executive officers and directors are as follows:

Name                                Age              Position
----                                ---              --------
Steven R. Berrard                   46               Chairman of the Board and Director
John G. Hall                        37               Chief Executive Officer, President and Director
Gerald R. Geddis                    50               President of Retail Division
Thomas W. Hawkins                   39               Senior Vice President and Chief Administrative
                                                       Officer

Wayne Moor                          48               Senior Vice President and Chief Financial Officer
Gregory J. Royer                    42               Senior Vice President and Chief Operating Officer of
                                                       Retail Division

Andrew W. Williams                  48               President and Chief Operating Officer of Order
                                                       Generation Division and Director
Robert L. Johnson                   54               Director
Ruth M. Owades                      52               Director
Kenneth G. Puttick                  53               Director
Kenneth Royer                       69               Director


         Steven R. Berrard has served as a member of our board of directors since May 1999, and as Chairman of the Board since October 1999. In 1997, Mr. Berrard co-founded New River Capital Partners, a private equity firm with an investment strategy focused on branded specialty retail, e-commerce and education, and he controls New River Capital's managing general partner. Mr. Berrard served as Co-Chief Executive Officer of AutoNation, Inc. from October 1996 until September 1999. During his tenure, AutoNation became the world's largest automotive retailer with over 380 dealerships throughout the United States and also owned and operated the Alamo Rent-A-Car and National Car Rental System businesses. From September 1994 through March 1996, Mr. Berrard served as President and Chief Executive Officer of Blockbuster Entertainment Group, a division of Viacom Inc. and the world's largest video store operator. From January 1993 to September 1994, Mr. Berrard served as President and Chief Operating Officer of Blockbuster Entertainment Corporation. Mr. Berrard joined Blockbuster in June 1987 as Senior Vice President, Treasurer and Chief Financial Officer, and he became a director of Blockbuster in May 1989. In addition, Mr. Berrard served as President and Chief Executive Officer and as a director of Spelling Entertainment Group Inc., a televised and filmed entertainment producer and distributor, from March 1993 through March 1996, and served as a director of Viacom from September 1994 until March 1996. Mr. Berrard serves as a director of Birmingham Steel Corporation, a steel producer, and of Boca Resorts, Inc., which owns and operates luxury resorts, arena and entertainment facilities and a professional sports franchise.

         John G. Hall has served as our President and Chief Executive Officer and as a Director since July 2000. Mr. Hall is also a partner in New River Capital Partners, which he joined in December 1999. From 1993 to December 1999, he was a principal of Allen & Company Incorporated where he provided growth capital and investment banking services to public and private companies, including Gerald Stevens and Gerald Stevens Retail, Inc. (Gerald Stevens Retail merged into Gerald Stevens in April 1999). Prior to joining Allen & Company, Mr. Hall was a Vice President of Chemical Bank, where he specialized in restructurings and workouts from 1991 through 1993.

         Gerald R. Geddis has served as President of Retail Operations since July 2000. He served as our President, Chief Executive Officer and a Director from May 1999 to July 2000. He co-founded Gerald

Stevens Retail in May 1998 and served as its Chief Executive Officer and President until its merger with us in April 1999. From 1988 to 1996, Mr. Geddis served in various executive positions at Blockbuster Entertainment Group. He served at Blockbuster as President from 1995 to 1996, and as Chief Operating Officer in 1996. During his tenure at Blockbuster, Mr. Geddis was involved in all facets of the company's operations, including worldwide store operations, merchandising, marketing and training. For the 17 years prior to 1988, Mr. Geddis served in various positions with Tandy Corporation.

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

         Gregory J. Royer has served as our Senior Vice President and Chief Operating Officer of our Retail Division since May 2000. Prior to that, Mr. Royer served as our senior vice president of retail operations since May 1999. Prior to joining Gerald Stevens, Mr. Royer served as the president of Royer's Flowers, one of the largest and most profitable retail floral chains in the country. Gerald Stevens Retail acquired Royer's Flowers from Mr. Royer and his family in October 1998. Under Mr. Royer's leadership, Royer's Flowers grew to operate 36 retail locations.

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

         Kenneth Royer has served as a member of our board of directors since May 1999. Prior to joining Gerald Stevens Retail in October 1998, Mr. Royer was a consultant in the floral industry. For over 40 years, Mr. Royer was Chairman of the Board of Directors of Royer's Flowers, a privately owned floral retailer. Founded in 1945, Royer's Flowers, by 1998, had become one of the five largest florists in the United States with 35 locations in central Pennsylvania. Mr. Royer has served as Chairman of the Retail Council of the Society of American Florists, and also has served as director of the Society of American Florists. Mr. Royer also has served as Chairman of the American Florists Marketing Council and as Treasurer of the American Florists Endowment. A regular speaker at national florist conventions, Mr. Royer writes a regular column for The Florist Review entitled "Royer on Retailing" and in 1998 authored a book on the floral industry entitled Retailing Flowers Profitably.

         Kenneth Royer is the father of Gregory J. Royer.

Item 11.  Executive Compensation

                Summary Compensation Table. The following Summary Compensation Table contains information concerning the compensation of (a) Gerald R. Geddis, who served as Chief Executive Officer through July 17, 2000; (b) John G. Hall, who has served as Chief Executive Officer since July 17, 2000; and (c) our other three executive officers who were serving as such at the end of our 2000 fiscal year. Information that is not applicable or not required under the rules of the Securities and Exchange Commission ("SEC") has been omitted from the Summary Compensation Table.

                      Annual Compensation                                             Long-Term Compensation
-----------------------------------------------------------------------------      -----------------------------
                                                                                      No. of Shares
                                                                      Other             Underlying         All
 Name and Principal      Fiscal                                       Annual             Options          Other
      Position            Year         Salary           Bonus       Compensation         Granted        Compensation
      --------            ----         ------           -----       ------------         -------        ------------
Gerald R. Geddis (a)      2000        $150,000        $      0        $      0             20,000        $      0
President of Retail       1999          50,000               0               0                  0               0
Division and Former       1998              --              --              --                 --              --
Chief Executive
Officer

John G. Hall (b)          2000          17,789               0               0             70,000               0
Chief Executive           1999              --              --              --                 --              --
Officer, President        1998              --              --              --                 --              --
and Director
Adam D. Phillips(c)       2000         132,692               0               0              8,000           1,471(f)
Senior Vice               1999          33,333               0               0                  0               0
President,                1998              --              --              --                 --              --
Chief Administrative
Officer, Secretary
and Director

Gregory J. Royer (c)      2000         154,615          10,000               0             17,000          64,401(g)
Senior Vice               1999          46,154               0               0                  0               0
President and Chief       1998              --              --              --                 --              --
Operating Officer of
Retail Division

Andrew W. Williams(d)     2000          16,154               0               0             50,000          50,000(h)
President and Chief       1999          81,729          53,818           3,200(e)               0           2,042(f)
Operating Officer of      1998         127,042          20,000           4,800(e)               0           2,856(f)
Order Generation
Division and Director


         (a) Mr. Geddis became President and Chief Executive Officer on May 1, 1999 upon completion of the merger with Gerald Stevens Retail, and served as such through July 17, 2000, at which time he became President of the Retail Division. No information is provided for periods prior to May 1, 1999, because Mr. Geddis was not employed by Gerald Stevens prior to such date.

         (b) Mr. Hall became President and Chief Executive Officer on July 17, 2000.
         (c) Messrs. Phillips and Royer became senior vice presidents on May 1, 1999 upon completion of our merger with Gerald Stevens Retail. No information is provided for periods prior to May 1, 1999, because Messrs. Phillips and Royer were not employed by Gerald Stevens prior to such date.
         (d) Mr. Williams served as President and Chief Executive Officer through April 30, 1999. He was not an employee of Gerald Stevens from May 1, 1999 through July 17, 2000. On July 17, 2000, Mr. Williams became President and Chief Operating Officer of the Order Generation Division.
         (e)      Represents payments made for a company-provided vehicle.
         (f)      Represents company-matching contributions under a 401(k) plan.
         (g)      Represents reimbursement of relocation expenses and $656 in company-matching contributions under a 401(k) plan.
         (h)      Represents consulting fees paid for services from April 1,
                  2000 through July 17, 2000.

                  Stock Options. The following table contains information concerning stock options granted in our 2000 fiscal year, including the potential realizable value of each grant assuming that the market value of the common stock were to appreciate from the date of grant to the expiration of the option at annualized rates of (a) 5% and (b) 10%, in each case compounded annually over the term of the option. The assumed rates of appreciation shown in the table have been specified by the Securities and Exchange Commission for illustrative purposes only and are not intended to predict future stock prices, which will depend upon various factors, including market conditions and future performance and prospects.

                  Options become exercisable at the time or times determined by the Compensation Committee of our Board of Directors. The options shown below become exercisable in four equal annual installments beginning one year after the date of grant, except for the options that expire on May 25, 2010, which become exercisable in four equal annual installments beginning on the date of grant. All of the options shown below have purchase prices equal to the fair market value of our common stock on the date of grant.

                                                                                              Potential Realizable Value
                                                                                              at Assumed Annual Rates of
                                                                                               Stock Price Appreciation
                                                   FY 2000 Grants                                   for Option Term
                          -----------------------------------------------------------------   ----------------------------
                          No. of          % of Total
                          Shares            Options
                          Underlying      Granted to         Purchase
                          Options        Employees in         Price            Expiration
        Name              Granted(a)        FY 2000       ($/Share) (a)           Date            5%             10%
--------------------      ----------      ----------     ----------------      -----------      ---------       ---------
Gerald R. Geddis            20,000            4.0%            $7.50              8/2/10         $244,334        $389,061


John G. Hall                70,000           14.1%             6.25              7/6/10          712,641       1,134,762


Adam D. Phillips             8,000            1.6%            10.00             5/25/10          130,312         207,499


Gregory J. Royer            12,000            2.4%            10.00             5/25/10          195,467         311,249
                             5,000            1.0%             7.50              8/2/10           61,084          97,265

Andrew W. Williams          50,000           10.0%             6.25              7/6/10          509,030         810,545

----------------
(a) As adjusted to give effect to the one-for-five reverse split of our common stock on November 14, 2000.

                  The following table contains information concerning stock options exercised in our 2000 fiscal year, including the "value realized" upon exercise (the difference between the total purchase price of the options exercised and the market value, on the date of exercise, of the shares acquired), and the value of unexercised "in-the-money" options held on August 31, 2000 (the difference between the aggregate purchase price of all such options held and the market value of the shares covered by such options on August 31, 2000).


                                      Option Exercises in FY 2000 and Option Values at 8/31/00 (a)
                      ---------------------------------------------------------------------------------------------
                                                          No. of Shares Underlying        Value of Unexercised
                      No. of Shares                        Unexercised Options on        In-the-Money Options on
                       Acquired on                                8/31/00                       8/31/00
Name                    Exercise       Value Realized      Exercisable/Unexercisable     Exercisable/Unexercisable
----                  --------------  -----------------  ---------------------------  -----------------------------

Gerald R. Geddis           0                $0                6,350 / 16,350            $0 / $0

John G. Hall               0                $0                0 / 70,000                $0 / $0

Adam D. Phillips           0                $0                8,075 / 24,225            $0 / $0

Gregory J. Royer           0                $0                6,682 / 19,032            $0 / $0

Andrew W. Williams         5,000            $136,625          0 / 50,000                $0 / $0

----------------
(a) As adjusted to give effect to the one-for-five reverse split of our common stock on November 14, 2000.

         We have no long-term incentive plan, pension plan or other plan as defined by the rules and regulations of the SEC except for our option plans.

         Employment Agreements. We have employment agreements with Messrs. Geddis, Moor and Gregory Royer and Ms. Owades. Mr. Geddis's employment agreement provides for an annual base salary of $150,000. In addition, Mr. Geddis will be eligible for an annual bonus of up to 20% of base salary, based on the achievement of certain corporate goals and objectives. If Mr. Geddis is terminated "without cause" or if he elects to terminate employment for "good reason," in each case as defined in the employment agreement, then he would be entitled to continue to receive the base salary and bonus through the end of the employment term, and all unvested stock options would automatically vest on the date of termination and would be exercisable in full. He is also subject to confidentiality obligations as well as to non-compete and non-solicitation covenants during the term of employment and for two years thereafter. Mr. Geddis's employment agreement expires on December 31, 2000.

         The employment agreements with Ms. Owades and Messrs. Moor and Gregory Royer are on substantially the same terms as Mr. Geddis's employment agreement, except that (a) the annual base salaries are $185,000 for Ms. Owades, $160,000 for Mr. Royer and $225,000 for Mr. Moor; (b) the expiration dates are July 30, 2001 for Ms. Owades' agreement, March 31, 2002 for Mr. Royer's agreement, and October 23, 2002 for Mr. Moor's agreement; and (c) upon termination "without cause" or for "good reason," the payments to Mr. Royer would consist of his base salary (but not his bonus) through the shorter of the end of the employment term or one year.

         We have Confidentiality and Noncompete Agreements with Messrs. Hall, Hawkins and Williams, which provide for confidentiality obligations and non-compete and non-solicitation covenants that are similar to those contained in the employment agreements described above.

         Directors' Compensation. Under the compensation program for nonemployee directors, each nonemployee director receives (a) an annual retainer of $20,000;
(b) an additional $1,000 for each board meeting in excess of four meetings per year; (c) $750 for each committee meeting attended (except that committee chairs receive $1,000 per committee meeting); and (d) an annual grant of options to purchase up to 2,500 shares of common stock at the fair market value of the stock on the date of grant. The annual retainer and meeting fees may be paid in cash or our common stock.

         Nonemployee directors are reimbursed for expenses they incur in attending board of directors and committee meetings.

         Ownership and Transactions Reports. Under Section 16 of the Securities Exchange Act of 1934, our directors, certain officers, and beneficial owners of more than 10% of our outstanding common stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our common stock; such persons are also required to furnish us with copies of such reports. Based solely upon the reports and related information furnished to us, we believe that all such filing requirements were complied with in a timely manner during and with respect to our 2000 fiscal year.

         Compensation Committee Interlocks and Insider Participation. Messrs. Johnson, Puttick and Williams served as members of the Compensation Committee in our 2000 fiscal year. Mr. Williams has served as President and Chief Operating Officer of our Order Generation Division since July 2000. Mr. Williams served as Chief Executive Officer from September 1994 until April 1999.

Item 12.  Security Ownership of Management and Others

                  The following table sets forth the shares of our common stock beneficially owned, directly or indirectly, on December 1, 2000, by (1) each person that we know to beneficially own more than 5% of our outstanding common stock, (2) each current director and nominee, (3) each of the executive officers named in the Summary Compensation Table and (4) all directors, nominees and executive officers as a group. The table also includes shares that the individuals have the right to acquire within 60 days pursuant to outstanding options. Unless otherwise indicated, the address of each party is 1800 Eller Drive, Suite 300, Fort Lauderdale, Florida 33316, our principal business address.

                                                     Shares of Common Stock
 Beneficial Owner                                       Beneficially Owned             Percent
 ----------------                                       ------------------             -------
New River Capital Partners, L.P..........................    1,478,303                   15.0%
   100 S.E. Third Avenue
  Ft. Lauderdale, Florida  33394
Gerald R. Geddis (1).....................................      596,751                    6.0%
John G. Hall (2).........................................       51,828                       *
Adam D. Phillips (3).....................................      105,600                    1.1%
Gregory J. Royer (4).....................................      133,074                    1.4%
Andrew W. Williams (5)...................................       90,533                       *
Steven R. Berrard (6)....................................    1,505,104                   15.3%
Robert L. Johnson (7)....................................          125                       *
Ruth M. Owades (8).......................................       73,295                       *
Kenneth G. Puttick (9)...................................      231,000                    2.3%
Kenneth Royer (10).......................................       11,191                       *

All Directors and Executive Officers as a Group (11).....    2,822,340                   28.3%

*        Indicates less than 1%

(1) Includes 6,350 shares of our common stock subject to options that are exercisable within 60 days.

(2) Includes 40,000 shares of our common stock subject to options that are exercisable within 60 days and 6,179 shares of our common stock subject to warrants that are exercisable within 60 days.

(3) Includes 14,150 shares of our common stock subject to options that are exercisable within 60 days.

(4) Includes 7,357 shares of our common stock subject to options that are exercisable within 60 days.

(5) Includes 17,177 shares of our common stock held for the benefit of Mr. Williams' children; 7,077 shares owned by Mr. Williams' wife; 432 shares owned by Mr. Williams' son; 14,403 shares owned by Williams Family Foundation, of which Mr. Williams is president and director; and 15,400 shares owned by Confidential Investment Services, Inc., of which Mr. Williams is sole owner, president and director.

(6) Consists of 1,478,303 shares of our common stock owned by New River Capital Partners, 24 shares owned by SRB Investments, Inc., and 26,778 shares subject to warrants that are exercisable within 60 days. Mr. Berrard controls and beneficially owns his interests in New River Capital Partners and SRB Investments indirectly through other entities; Mr. Berrard disclaims beneficial ownership of these shares except to the extent of any pecuniary interest.

(7) Consists of 125 shares of our common stock subject to options that are exercisable within 60 days.

(8) Includes 1,000 shares subject to options that are exercisable within 60 days, and 1,068 shares subject to options owned by her husband that are exercisable within 60 days.

(9) Includes 127,400 shares held by Puttick Enterprises, of which Mr. Puttick is President, director and owner. Includes 12,000 shares of our common stock subject to options that are exercisable within 60 days.

(10) Includes 1,784 shares of our common stock subject to options that are exercisable within 60 days.

(11) Includes 110,384 shares of our common stock subject to options that are exercisable within 60 days and 41,196 shares subject to warrants that are exercisable within 60 days.

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

         In September 2000, we sold four properties to a company controlled by Mr. Berrard for aggregate consideration of $2.0 million. We simultaneously leased back one of such properties for a ten-year term at $115,000 per year plus annual adjustments based on the consumer price index. We believe the terms of these transactions are no less favorable than we could have obtained from third parties for comparable retail space in the same market. We also assigned to the purchaser company contracts with a third party to purchase three of the properties, and we agreed to continue to market the fourth property. We will receive any gain, and pay for any loss, resulting from any sale of the properties to a third party pursuant to any contract signed prior to December 31, 2000 (including the contracts assigned to the purchaser company).

                  In connection with Amendment No. 3 to Amended and Restated Credit Agreement with our primary lender, we issued three-year warrants for 10% of our common stock on a diluted basis at an exercise price of $.01 per share. If we repay all borrowings under the credit agreement prior to June 30, 2001, 75% of the warrants will terminate, and if we repay all borrowings prior to December 31, 2001, 50% of the warrants will terminate. Pursuant to a participation agreement, Messrs. Berrard, Hall and Hawkins were required to participate in $1.0 million of the $7.0 million working capital line provided by the Amendment and received a proportionate share of the warrants.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GERALD STEVENS, INC.

                                            By  /s/ W. Moor
                                              ------------------------------
                                                   W. Moor
                                            (Senior Vice President and
                                              Chief Financial Officer)
Date: December 28, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 28, 2000.

                     Signature                          Title
                     ---------                          -----

                  /s/ J. Hall                 President, Chief Executive Officer
                                                and Director
                                              (Principal Executive Officer)

                  /s/ R. Johnson     }
                  /s/ R. Owades      }
                  /s/ K. Puttick     }        Directors
                  /s/ K. Royer       }
                  /s/ A. Williams    }


         /s/ W. Moor                          Senior Vice President
       ---------------------                  (Principal Financial Officer)
          (W. Moor)

         /s/ E. Baker                         Vice President and Controller
       --------------------                   (Principal Accounting Officer)
          (E. Baker)