Form 10-Q
period 2000-11-30
GERALD STEVENS INC/
filed 2001-01-16
CIK 37525

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                For the Quarterly Period Ended November 30, 2000

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

             For the Transition Period from _________ to ___________

                         Commission File Number: 0-05531

                              Gerald Stevens, Inc.
                     --------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Florida                                         65-0971499
-----------------------------------------     ----------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)




      1800 Eller Drive
  Ft. Lauderdale, Florida                                   33316
-----------------------------------------     ----------------------------------
(Address of Principal Executive Offices)                  (Zip Code)


       Registrant's Telephone Number, Including Area Code: (954) 627-1000



               P.O. Box 350526, Ft. Lauderdale, Florida 33335-0526
--------------------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     On January 10, 2000 the registrant had 9,836,466 outstanding shares of common stock, par value $.01 per share.

                              GERALD STEVENS, INC.

                                      INDEX



                          PART I. FINANCIAL INFORMATION

                                                                                                    Page No.
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of November 30, 2000
                   and August 31, 2000                                                                1
         Condensed Consolidated Statements of Operations for the Three Months Ended
                  November 30, 2000 and 1999                                                          2
         Condensed Consolidated Statement of Stockholders' Equity for the Three
                  Months ended November 30, 2000                                                      3
         Condensed Consolidated Statements of Cash Flows for the Three Months ended
                  November 30, 2000 and 1999                                                          4
         Notes to Condensed Consolidated Financial Statements                                         5



Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                17



                           PART II. OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds                                                    26

Item 6.  Exhibits and Reports on Form 8-K                                                            26

Signature                                                                                            27

PART I.  FINANCIAL INFORMATION

                              GERALD STEVENS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                        November 30,     August 31,
                                                                                                            2000            2000
                                                                                                         ---------        ---------
                                                                                                         (Unaudited)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                           $     362        $   1,427
     Accounts receivable, net of allowance for doubtful accounts of $2,085 and $2,109,
          at November 30, 2000 and August 31, 2000, respectively                                            12,570           12,039
     Inventories, net                                                                                       15,042           13,675
     Prepaid and other current assets                                                                        4,967            5,797
                                                                                                         ---------        ---------
                 Total current assets                                                                       32,941           32,938
                                                                                                         ---------        ---------
PROPERTY AND EQUIPMENT, net                                                                                 15,259           17,855
                                                                                                         ---------        ---------
OTHER ASSETS:
     Intangible assets, net                                                                                150,668          152,143
     Other, net                                                                                              3,584            2,894
                                                                                                         ---------        ---------
                 Total other assets                                                                        154,252          155,037
                                                                                                         ---------        ---------
                 Total assets                                                                            $ 202,452        $ 205,830
                                                                                                         =========        =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                                                                       $   1,254        $     303
     Accounts payable                                                                                       19,194           14,864
     Accrued liabilities                                                                                    14,697           18,886
     Deferred revenue                                                                                        1,898            2,033
                                                                                                         ---------        ---------
                 Total current liabilities                                                                  37,043           36,086
LONG-TERM DEBT                                                                                              35,837           35,975
OTHER                                                                                                        1,106            1,100
                                                                                                         ---------        ---------
                 Total liabilities                                                                          73,986           73,161
                                                                                                         ---------        ---------


COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
     Preferred stock, $10 par value, 120,000 shares authorized, none issued                                     --               --
     Common stock, $0.01 par value, 50,000,000 shares authorized, 9,836,466
         shares issued and outstanding on November 30, 2000 and August 31, 2000                                 98               98
     Additional paid-in capital                                                                            194,203          193,218
     Accumulated deficit                                                                                   (65,835)         (60,647)
                                                                                                         ---------        ---------
                 Total stockholders' equity                                                                128,466          132,669
                                                                                                         ---------        ---------
                 Total liabilities and stockholders' equity                                              $ 202,452        $ 205,830
                                                                                                         =========        =========


         The accompanying notes are an integral part of these condensed consolidated statements.

                              GERALD STEVENS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                      (In thousands, except per share data)

                                                                      Three Months Ended November 30,
                                                                      -------------------------------
                                                                        2000                   1999
                                                                      --------               --------
REVENUE:
     Product sales, net                                               $ 44,576               $ 37,457
     Service and other revenue                                          13,251                 11,747
                                                                      --------               --------
                                                                        57,827                 49,204
                                                                      --------               --------
OPERATING COSTS AND EXPENSES:
     Cost of product sales                                              16,597                 14,007
     Operating expenses                                                 26,131                 18,559
     Selling, general and administrative expenses                       17,360                 18,626
     Depreciation and amortization                                       2,276                  1,914
                                                                      --------               --------
                                                                        62,364                 53,106
                                                                      --------               --------
                  Operating loss                                        (4,537)                (3,902)
                                                                      --------               --------

OTHER INCOME (EXPENSE):
     Interest expense                                                   (1,360)                  (394)
     Interest income                                                        27                     16
     Other                                                                 803                    (19)
                                                                      --------               --------
                                                                          (530)                  (397)
                                                                      --------               --------
                  Loss before provision for income taxes                (5,067)                (4,299)

PROVISION FOR INCOME TAXES                                                 121                     --
                                                                      --------               --------
                  Net loss                                            $ (5,188)              $ (4,299)
                                                                      ========               ========



BASIC AND DILUTED LOSS PER SHARE                                      $  (0.53)              $  (0.48)
                                                                      ========               ========

WEIGHTED AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING:
          Basic and Diluted                                              9,836                  8,873
                                                                      ========               ========


         The accompanying notes are an integral part of these condensed consolidated statements.

                              GERALD STEVENS, INC.
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                                 (In thousands)

                                                                    Common Stock
                                                                   --------------            Additional
                                                                                 Par          Paid-In    Accumulated
                                                                  Shares        Value         Capital      Deficit         Total
                                                                 ---------     ---------     ---------     ---------      ---------

BALANCE, August 31, 2000                                             9,836     $      98     $ 193,218     $ (60,647)     $ 132,669
     Non-cash issuance of common stock warrants
       pursuant to amended credit agreement                             --            --           985            --            985
     Net loss                                                           --            --            --        (5,188)        (5,188)
                                                                 ---------     ---------     ---------     ---------      ---------
BALANCE, November 30, 2000                                           9,836     $      98     $ 194,203     $ (65,835)     $ 128,466
                                                                 =========     =========     =========     =========      =========

                              GERALD STEVENS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                                   Three Months Ended November 30,
                                                                                   -------------------------------
                                                                                      2000                1999
                                                                                    --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $ (5,188)           $ (4,299)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
             Depreciation and amortization                                             2,276               1,914
             Gain on sale of businesses, property and equipment                         (781)                 --
             Provision for doubtful accounts                                             253                  76
             Changes in assets and liabilities, net of acquisitions:
                Accounts receivable                                                     (716)             (4,093)
                Inventories                                                           (1,934)               (721)
                Prepaid and other current assets                                         825              (2,024)
                Other assets                                                             274                (139)
                Accounts payable                                                       4,330               2,017
                Accrued liabilities                                                   (3,262)                598
                Deferred revenue                                                        (135)               (136)
                Other long-term liabilities                                                6                 343
                                                                                    --------            --------
                     Net cash used in operating activities                            (4,052)             (6,464)
                                                                                    --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                               (196)             (5,441)
     Net proceeds from sale of property and equipment                                  3,345                  --
     Payments for acquisitions, net of cash acquired                                      --             (11,465)
                                                                                    --------            --------
                     Net cash provided by (used in) investing activities               3,149             (16,906)
                                                                                    --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from credit facility                                                    22,119              46,130
     Payment of credit facility                                                      (22,257)            (23,880)
     Payments on notes payable                                                           (24)                 --
     Payments on long-term debt                                                           --              (2,150)
     Proceeds from issuance of common stock, net                                          --                 664
                                                                                    --------            --------
                     Net cash (used in) provided by financing activities                (162)             20,764
                                                                                    --------            --------
                     Net decrease in cash and cash equivalents                        (1,065)             (2,606)
CASH AND CASH EQUIVALENTS, beginning of period                                         1,427               4,602
                                                                                    --------            --------
CASH AND CASH EQUIVALENTS, end of period                                            $    362            $  1,996
                                                                                    ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                         $    937            $    193
                                                                                    ========            ========
     Cash paid for income taxes                                                     $      5            $     --
                                                                                    ========            ========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
     Common stock, options and warrants issued in acquisitions                      $     --            $  7,941
                                                                                    ========            ========
     Warrants issued pursuant to amended credit agreement                           $    985            $     --
                                                                                    ========            ========

   The accompanying notes are an integral part of these condensed consolidated statements.

                             GERALD STEVENS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               (ALL AMOUNTS AND RELATED DISCLOSURES APPLICABLE TO
        THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999 ARE UNAUDITED)

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

Operating Losses and Recent Developments

         We have experienced recurring net losses and required net cash to fund our operations. As of August 31, 2000, we had a working capital deficiency of approximately $3.1 million ($4.1 million as of November 30, 2000) and had no availability on our revolving credit facility.

         On November 6, 2000, we amended our revolving credit agreement with our primary lender. As further discussed in Note 5, the amendment provided us with a new $7.0 million working capital line of credit through February 28, 2001 to fund seasonal cash requirements. Repayment of borrowings under the new line is required by February 28, 2001. The amendment also eliminates $16 million in scheduled reductions, which were previously to occur in the second and third quarters of fiscal 2001, until June 30, 2002, the termination date for the facility. Borrowings under the amended agreement are secured by all of our current and future assets, including a pledge of the stock of each subsidiary.

         As of November 30, 2000, we had $3.7 million in borrowings against our new $7.0 million working capital line and had availability on our revolving credit and working capital line totaling $6.3 million. As of January 11, 2001 we had $3.5 million in total availability on our credit lines, excluding outstanding checks of approximately $2.4 million. We expect to draw the remainder of the availability to position ourselves for increased business expected for Valentine's Day.

         Our recurring losses from operations during fiscal 2000 were primarily due to lower than expected revenue and higher than expected labor costs. In order to improve revenue, we have implemented sales incentives and training programs designed to increase our average sale. We have shifted responsibility for retail advertising from a centralized group at our corporate headquarters to individual markets and believe that we will improve revenue as a result of this locally focused advertising. Additionally, we believe the date of Easter and the day of the week on which Valentine's Day falls in fiscal 2001 are more favorable as compared to fiscal 2000. We have reduced retail headcount and implemented a labor scheduling process in our retail operations to help insure that labor costs are in proportion with revenue.

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

         On December 4, 2000, our common stock was delisted from the Nasdaq Stock Market because it did not meet their listing requirements. Our common stock now trades on the Over-the-Counter Bulletin Board under the symbol GIFT.

         On November 14, 2000, we effected a 1-for-5 reverse split of the outstanding shares of our common stock. Accordingly, all data shown in the accompanying consolidated financial statements and notes has been retroactively adjusted to reflect this reverse stock split.

Basis of Presentation

         The accompanying condensed consolidated financial statements of the Company have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The information in this report should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended August 31, 2000.

         The unaudited condensed consolidated financial statements included herein reflect all material adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the information for the periods presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates contained in these condensed consolidated financial statements include management's estimates of allowance for uncollectable accounts receivable, inventory obsolescence reserves and recoverability of long-term assets. Actual results could differ from those estimates. Interim results of operations for the three months ended November 30, 2000 and 1999 are not necessarily indicative of operating results for the full fiscal years or for any future periods.

Intangible Assets

         Intangible assets consisted of the following:

                                                   November 30,       August 31,
                                                      2000              2000
                                                    ---------         ---------
                                                          (In thousands)

         Goodwill                                   $ 153,337         $ 153,653
         Other                                          5,194             5,194
                                                    ---------         ---------
                                                      158,531           158,847

         Less: Accumulated amortization                (7,863)           (6,704)
                                                    ---------         ---------
                                                    $ 150,668         $ 152,143
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

         Amortization expense related to goodwill and other intangible assets was $1.2 million and $0.9 million for the three months ended November 30, 2000 and 1999, respectively.

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, the Company periodically analyzes the carrying value of its goodwill and other intangible assets to assess recoverability from future operations using an undiscounted projected cash flow approach. Impairments are recognized in operating results to the extent that carrying value exceeds fair value. During the three months ended November 30, 2000 we sold non-core business units including associated goodwill of $0.3 million.

Income Taxes

         We have significant operating loss carryforwards available to offset future federal taxable income. Because of our current financial position, we have provided a full valuation allowance against our net deferred tax asset accounts. Accordingly, we have recorded no federal income tax provision or benefit for the three months ended November 30, 2000. However, we currently pay income tax in certain states and as a result, have recorded a provision of $0.1 million for the three-month period ended November 30, 2000. Our future effective tax rate will depend on various factors, including the mix between state taxable income or losses, amounts of nondeductible goodwill, and the timing of adjustments to the valuation allowance on our net deferred tax assets.

Seasonality

         The floral industry has historically been seasonal, with higher revenue generated during holidays such as Christmas, Valentine's Day, Easter and Mother's Day. Given the importance of holidays to the floral industry, a change in the date (in the case of a "floating" holiday such as Easter) or day of the week on which a holiday falls may have a substantial impact on our business. During the summer and fall months, floral retailers tend to experience a decline in revenue. As a result, we currently expect the period from June through November (encompassing our fourth and first quarters) to be periods of lower revenue and unprofitable operations. In addition, the floral industry is affected by economic conditions and other factors, including, but not limited to, competition, consumer discretionary spending and weather conditions that impact other retail businesses.

Comprehensive Income

         The Company has no components of comprehensive income. Accordingly, net loss equals comprehensive net loss for all periods presented.

 Impact of Recently Issued Accounting Standards

         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133. SFAS No. 137 defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, SFAS No. 133 applies to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended by SFAS No. 138, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company adopted SFAS No. 133 during the three months ended November 30, 2000. Because the Company has no derivatives, there was no effect on the Company's financial statements.

         On December 3, 1999, the staff of the SEC published Staff Accounting Bulletin 101, "Revenue Recognition," ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company adopted SAB 101 during the three months ended November 30, 2000. Specific items discussed in SAB 101 include bill-and-hold transactions, long-term service transactions, refundable membership fees, contingent rental income, up-front fees when the seller has significant continuing involvement and the amount of revenue recognized when the seller is acting as a sales agent or in a similar capacity. SAB 101 also provides guidance on disclosures that should be made for revenue recognition policies and the impact of events and trends on revenue. The adoption of SAB 101 did not have a material effect on the financial statements of the Company, as our revenue recognition policies are in conformity with SAB 101.

         In March 2000, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 00-2, Accounting for Web Site Development Costs ("EITF Issue No. 00-2"), which applies to all web site development costs incurred for quarters beginning after June 30, 2000. The consensus states that the accounting for specific web site development costs should be based on a model consistent with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Accordingly, certain web site development costs that are currently expensed as incurred may be capitalized and amortized. The Company adopted EITF Issue No. 00-2 during the three months ended November 30, 2000. The adoption of EITF Issue No. 00-2 did not have a material effect on the financial statements of the Company.

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

2. Acquisitions

         During the three-month period ended November 30, 2000, we did not acquire any businesses. During the three-month period ended November 30, 1999, we acquired 34 retail florist businesses located in existing markets, plus one new market in the United States and one new market in Canada. Aggregate consideration paid for these acquisitions was $18.9 million, consisting of $11.0 million in cash and 149,999 shares of our common stock valued at share prices ranging from $47.45 to $57.65 per share. All of the acquisitions were accounted for as business combinations under the purchase method of accounting and, accordingly, are included in our condensed consolidated financial statements from the date of acquisition.

         During the three-month period ended November 30, 1999, we also acquired certain intangible assets related to floral businesses that discontinued their operations. The acquired intangible assets consisted principally of customer lists, telephone numbers and yellow page advertising contractual rights. Aggregate consideration paid for all such intangible asset acquisitions was $53,000 in cash.

         During fiscal 2000, we acquired 88 retail florist businesses. We also acquired certain intangible assets related to floral businesses that discontinued their operations. The Company's pro forma results of operations for the three-month period ended November 30, 1999, assuming each of the acquisitions described above were consummated as of the beginning of the period, are as follows:

                                         For the Three Months Ended November 30,
                                                        1999
                                         ---------------------------------------
                                          (In thousands, except per share data)

          Revenue                                   $ 64,690
                                                    ========

          Net loss                                  $ (3,353)
                                                    ========


          Diluted net loss per share                $  (0.37)
                                                    ========


         We have closed or relocated a number of our acquired retail stores within each of our targeted market areas. As a result, we recorded additional purchase liabilities and goodwill for costs associated with the shut down and consolidation of certain acquired retail stores (considering existing contractual lease obligations), which are included in accrued liabilities. During the three months ended November 30, 2000, $138,000 was paid and charged against the established liability. The following table summarizes the closed store liability activity for the three months ended November 30, 2000:

                                                                  (In thousands)
                                                                  --------------
       Balance at August 31, 2000                                   $ 1,053

             Additional purchase liability recorded during
             the three months ended November 30, 2000                    76

            Cash payments for the three months ended
             November 30, 2000                                         (138)
                                                                    -------
       Balance at November 30, 2000                                 $   991
                                                                    =======





3.  Property and Equipment, Net

    Property and equipment consisted of the following:

                                                         November 30, August 31,
                                                            2000         2000
                                                          --------     --------
                                                             (In thousands)

    Land, building and leasehold improvements            $  5,327     $  7,077
    Furniture, fixtures and equipment                       8,153        8,167
    Computer hardware and software                          8,404        8,401
    Communication systems                                   1,529        1,526
    Vehicles                                                  941          960
                                                          --------     --------
                                                            24,354       26,131
    Less:  Accumulated depreciation and amortization       (9,095)      (8,276)
                                                          --------     --------
                                                          $ 15,259     $ 17,855
                                                          ========     ========



         During the three months ended November 30, 2000, we sold non-core business units and real estate with a carrying value of $1.7 million for aggregate consideration of $3.5 million.

4.  Accrued Liabilities

    Accrued liabilities consisted of the following:

                                                    November 30,    August 31,
                                                       2000           2000
                                                     -------         -------
                                                         (In thousands)

        Salaries and benefits                        $ 3,835         $ 3,673
        Wire service                                      --           2,750
        Advertising                                    2,000           2,000
        Store closure costs                              991           1,053
        Taxes-non payroll/non income                   1,370           1,292
        Acquired business consideration                  542           1,895
        Insurance                                        831             872
        Financing costs                                1,680           1,680
        Other                                          3,448           3,671
                                                     -------         -------
                                                     $14,697         $18,886
                                                     =======         =======

5.  Debt

    Notes Payable

         Notes payable at November 30, 2000 and August 31, 2000 were $1.3 million and $0.3 million, respectively. Notes payable at November 30, 2000 includes a $1.0 million note relating to the cash portion of a fiscal year 2000 acquisition. The note is payable on February 21, 2001 and accrues interest at a rate of 11.5% annually. Notes payable on August 31, 2000 consists principally of mortgage notes and installment notes for vehicles, equipment, and leasehold improvements assumed by the Company in connection with acquisitions.

  Credit Facility

         In September 1998, Gerald Stevens Retail entered into a revolving credit agreement with a bank for a loan to Gerald Stevens Retail of up to $20.0 million for a term of 18 months. In February 1999, the credit agreement was amended to increase the line of credit to $40.0 million. In June 1999, Gerald Stevens Retail and its primary lender amended and restated their existing $40.0 million revolving credit agreement and Gerald Stevens, the parent of Gerald Stevens Retail, agreed to guarantee payment of all obligations under the amended and restated agreement and terminated its existing $5.0 million line of credit. Additionally, the term was extended to June 3, 2002. On July 31, 2000, we entered into Amendment Agreement No. 2 to Amended and Restated Credit Agreement with our primary lender. The amendment reduced the line of credit to $36.0 million, increased the interest rates, and amended the financial covenants. Outstanding borrowings were $36.0 million at August 31, 2000.

         On November 6, 2000, we entered into Amendment Agreement No. 3 to Amended and Restated Credit Agreement with our primary lender. The amendment provides a new $7.0 million working capital line of credit through February 28, 2001 to fund seasonal cash requirements, at which date repayment is required. The amendment also eliminates $16.0 million in scheduled reductions to our $36.0 million revolving credit facility, which were previously to occur in the second and third quarters of fiscal 2001, until June 30, 2002, the new termination date for the facility, and relaxes certain financial covenants. Borrowings under the amended and restated credit agreement are secured by all of our current and future assets, including a pledge of the stock of each subsidiary.

         All new borrowings under the amended and restated credit agreement bear interest at a base rate of prime, plus 2%, payable monthly in arrears. At November 30, 2000, outstanding borrowings under the revolving credit facility were $32.1 million, including $7.1 million in base rate borrowings at prime plus 2% and $25.0 million in three Libor notes bearing interest at a weighted average rate of 10.14%. Each Libor note terminates in December 2000, when they will convert to base rate borrowings in accordance with Amendment No. 3.

         The amended and restated agreement also requires mandatory prepayments in the event of asset sales or equity offerings subsequent to November 6, 2000. Mandatory prepayments are required at 100% of the first $10.0 million of net proceeds from asset sales; 0% of the next $5.0 million; 100% of the next $13.0 million and 80% thereafter; and 75% of the net proceeds from any equity offering. These prepayments will first permanently reduce the working capital line of credit, then the revolving credit facility. Through November 30, 2000, we made mandatory prepayments of $0.9 million from net proceeds received from asset sales, reducing the commitment on the working capital line of credit to $6.1 million.

         The amended and restated agreement also requires us to meet minimum consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds. We must generate consolidated EBITDA of $7.2 million in the three months ending February 28, 2001; $14.0 million in the six months ending May 31, 2001; $13.2 million in the nine months ending August 31, 2001; and $13.8 million in any four-quarter period ending on or after November 30, 2001. Additionally, our capital expenditures cannot exceed $0.5 million in any fiscal quarter, provided that we may spend up to $3.8 million for the acquisition and implementation of a standardized point-of-sale and management information system. All other prior financial covenants have been eliminated.

         In connection with Amendment Agreement No. 3, we issued three-year warrants to purchase an amount of common stock equal to 10% of our then outstanding common stock on a diluted basis at an exercise price of $.01 per share. If we repay all borrowings under the credit agreement prior to June 30, 2001, 75% of the warrants will terminate, and if we repay all borrowings prior to December 31, 2001, 50% of the warrants will terminate. Three members of management were required to participate in $1.0 million of the $7.0 million working capital line and received a proportionate share of the warrants. The fair market value of the warrants, estimated using a Black-Scholes option pricing model, is amortized to interest expense over the term of the facility beginning in November 2000.

         As of November 30, 2000, we had $3.7 million in borrowings against our new $7.0 million working capital line and had availability on our revolving credit and working capital line totaling $6.3 million. As of January 11, 2001 we had $3.5 million in total availability on our credit lines, excluding outstanding checks of approximately $2.4 million. We expect to draw the remainder of the availability to position ourselves for increased business expected for Valentine's Day.

6.  Stockholders' Equity

         In connection with Amendment Agreement No. 3, we issued three-year warrants to purchase an amount of common stock equal to 10% of our then outstanding common stock on a diluted basis at an exercise price of $.01 per share. If we repay all borrowings under the credit agreement prior to June 30, 2001, 75% of the warrants will terminate, and if we repay all borrowings prior to December 31, 2001, 50% of the warrants will terminate. Accordingly, 25% of the fair market value of these warrants, estimated using a Black-Scholes option pricing model, was recorded as additional paid-in-capital and is amortized to interest expense over the term of the facility beginning in November 2000.

7. Loss Per Share

         Basic and diluted loss per share in the accompanying condensed consolidated statements of operations are based upon the weighted average shares outstanding during the applicable period. The impact of common stock equivalents has not been included for the loss periods presented as they are anti-dilutive. The components of basic and diluted loss per share are as follows:

                                                            For the Three Months
                                                             Ended November 30,
                                                             -------------------
                                                                2000    1999
                                                                -----   -----
                                                                (In thousands)

Basic Average Shares Outstanding                                9,836   8,873
Common Stock Equivalents                                           --      --
                                                                -----   -----
Diluted Average Shares Outstanding                              9,836   8,873
                                                                =====   =====

Common stock equivalents not included in the calculation of
  diluted loss per share because their impact is antidilutive     793     436
                                                                =====   =====

8. Commitments and Contingencies

Business Combinations

         The Company may be required to make additional payments of up to $0.8 million to the sellers of three businesses that it acquired. Because the outcome of the contingencies underlying these payments are not yet determinable, the payments have not been recorded as a component of the cost of these acquisitions at November 30, 2000.

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

9.       Business Segments

        Gerald Stevens operates in two principal business segments: retail and order generation. The Company's reportable segments are strategic business units that offer different products and services. The Company evaluates the performance of its segments based on revenue and operating income. The Company's retail segment consists of the retail florists acquired as well as its import business. The Company's order generation business consists primarily of Florafax, National Flora, Calyx & Corolla and on-line businesses. Inter-segment revenue is eliminated in consolidation.

        The following table presents financial information regarding the Company's different business segments as of and on the dates set forth below:

                                                        Three Months Ended
                                                             November 30,
                                                   ----------------------------
                                                     2000                1999
                                                   ---------          ---------
                                                         (In thousands)
         Revenue:
             Retail                                $  47,460          $  39,137
             Order generation                         10,367             10,067
                                                   ---------          ---------
                                                   $  57,827          $  49,204
                                                   =========          =========
         Operating income (loss):
             Retail                                $  (2,051)         $   1,205
             Order generation                          1,348               (268)
             Corporate                                (3,834)            (4,839)
                                                   ---------          ---------
                                                   $  (4,537)         $  (3,902)
                                                   =========          =========
         Identifiable assets:
             Retail                                $ 159,603          $ 179,848
             Order generation                         32,397             16,513
             Corporate                                10,452              8,929
                                                   ---------          ---------
                                                   $ 202,452          $ 205,290
                                                   =========          =========

10.  RELATED PARTY TRANSACTIONS

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

         In connection with Amendment No. 3 to Amended and Restated Credit Agreement with our primary lender, we issued three-year warrants to purchase an amount of common stock equal to 10% of our then outstanding common stock on a diluted basis at an exercise price of $.01 per share. If we repay all borrowings under the credit agreement prior to June 30, 2001, 75% of the warrants will terminate, and if we repay all borrowings prior to December 31, 2001, 50% of the warrants will terminate. Three members of management were required to participate in $1.0 million of the $7.0 million working capital line provided by the Amendment and received a proportionate share of the warrants.

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

Forward-Looking Statements

         This Quarterly Report on Form 10-Q, as well as our other reports filed with the SEC and our press releases and other communications, contain forward-looking statements which reflect the Company's current views with respect to future events and financial performance. Forward-looking statements include all statements regarding our expected financial position, results of operations, cash flows, dividends, financing plans, strategy, budgets, capital and other expenditures, competitive positions, growth opportunities, benefits from new technology, plans and objectives of management, and markets for stock. In addition to general economic, business and market conditions, we are subject to risks and uncertainties that could cause such forward-looking statements to prove incorrect, including those stated in the "Risk Factors" section of the Annual Report on Form 10-K for the fiscal year ended August 31, 2000, and the following:

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

Acquisitions

         From October 1, 1998 through August 31, 1999 we acquired 69 retail florist businesses and an import business. During the three-month period ended November 30, 1999, we acquired 34 retail florist businesses. We also acquired certain intangible assets related to floral businesses that discontinued their operations. The acquired intangible assets consisted principally of customer lists, telephone numbers and yellow page advertising contractual rights.

         During fiscal 1999, we also acquired National Flora, a floral order generation business, and Calyx & Corolla, Inc., a catalog and Internet-based floral order generation business.

         During fiscal 2000, we acquired 88 retail florist businesses. We also acquired certain intangible assets related to floral businesses that discontinued their operations.

         During the three-month period ended November 30, 2000, we did not acquire any businesses.

Results of Operations

         We have two segments, Retail and Order Generation. The Retail segment consists of all retail and import businesses and operations while the Order Generation segment consists of all non-retail order generation and fulfillment businesses and operations.

         Retail segment results for the three months ended November 30, 2000 include the operating results of the 157 retail florist businesses and one import business acquired throughout fiscal years 1999 and 2000. Retail segment results for the three months ended November 30, 1999 include the operating results of the 69 retail florist businesses and one import business acquired in fiscal 1999, as well as the post-acquisition operating results of the 34 retail florist businesses acquired by the Company from September 1, 1999 to November 30, 1999.

         Order Generation segment results for the three-month periods ended November 30, 2000 and 1999 include the operating results of our Internet, wire service and The Flower Club business units, National Flora and Calyx & Corolla. Order Generation segment results for the three months ended November 30, 1999 also include the operating results of our credit and charge card processing business unit, which was sold in the fourth quarter of fiscal 2000.

         The tables below present the results of operations of the Company's Retail and Order Generation segments and Corporate for the three-month periods ended November 30, 2000 and 1999, respectively.


                                             Three Months Ended November 30, 2000           Three Months Ended November 30, 1999
                                          -------------------------------------------    -------------------------------------------
                                                                            (dollars in thousands)
                                                       Order    Corporate                           Order      Corporate
                                           Retail   Generation  Overhead      Total      Retail   Generation    Overhead    Total
                                          --------    --------   --------    --------    --------   --------    --------   --------
Revenue:
    Product sales, net                    $ 42,126    $  2,450   $     --    $ 44,576    $ 35,184   $  2,273    $     --   $ 37,457
    Service and other revenue                5,334       7,917         --      13,251       3,953      7,794          --     11,747
                                          --------    --------   --------    --------    --------   --------    --------   --------
                                            47,460      10,367         --      57,827      39,137     10,067          --     49,204

Operating costs and expenses:
    Cost of product sales                   15,758         839         --      16,597      13,174        833          --     14,007
    Operating expenses                      26,131          --         --      26,131      18,559         --          --     18,559
    Selling, general and administrative      6,187       7,673      3,500      17,360       5,119      8,876       4,631     18,626
    Depreciation and amortization            1,435         507        334       2,276       1,080        626         208      1,914
                                          --------    --------   --------    --------    --------   --------    --------   --------
                                            49,511       9,019      3,834      62,364      37,932     10,335       4,839     53,106

                                          --------    --------   --------    --------    --------   --------    --------   --------
    Operating income (loss)               $ (2,051)   $  1,348   $ (3,834)   $ (4,537)   $  1,205   $   (268)   $ (4,839)  $ (3,902)
                                          ========    ========   ========    ========    ========   ========    ========   ========


         Retail Segment. Product sales within the Retail segment include sales of floral and gift products at retail businesses and sales of floral product by the Company's import business. Service and other revenue within the Retail segment is generated at the Company's retail businesses and consists of delivery and other service fees charged to customers and commissions on orders transmitted to and fulfilled by other retail florists. Total Retail segment revenue for the three months ended November 30, 2000 increased by $8.3 million, or 21.3%, to $47.5 million compared to the same period in the prior year due principally to significant increases in the number of stores operated in the current versus prior-year period.

         Cost of product sales within the Retail segment includes the cost of products sold at retail businesses and at the Company's import business. Cost of product sales for the three months ended November 30, 2000 increased by $2.6 million, or 19.6%, to $15.8 million compared to the same period in the prior year due principally to significant increases in the number of stores operated in the current versus prior-year period.

         Retail segment gross margins as a percentage of total revenue for the three months ended November 30, 2000 increased by 0.5% to 66.8%, compared to the same period in the prior year. The majority of the gross margin percentage increases are related to changes in the mix between revenue at the Company's retail stores and revenue at its import business. As a result of acquisitions, higher margin retail store revenue increased significantly while lower margin import revenue decreased when compared to the prior year.

         Retail segment operating expenses for the three months ended November 30, 2000 increased by $7.6 million to $26.1 million, compared to the same period in the prior year, due principally to increases in the number of stores operated in the current versus prior year period. Retail segment operating expenses as a percentage of total revenue for the three months ended November 30, 2000 increased by 7.7% to 55.1%, compared to the same period in the prior year.

         The majority of the operating expense percentage increase in the three months ended November 30, 2000 compared to the same period in the prior year is due to higher labor, employee benefits, occupancy and vehicle expenses incurred at the Company's retail outlets. Additionally, the period-to-period change in mix between the Company's retail store and import businesses described above, and the fact that operating expenses as a percentage of revenue are significantly higher at the Company's retail stores compared to its import business, also contributed to the higher operating expense percentage in the current quarter.

         Retail segment selling, general and administrative expenses for the three months ended November 30, 2000 increased by $1.1 million to $6.2 million, compared to the same period in the prior year due principally to increases in the number of stores operated in the current versus the prior year period. Retail segment selling, general and administrative expenses as a percentage of total revenue for the three months ended November 30, 2000 decreased by 0.1% to 13.0%, compared to the same period in the prior year due principally to decreases in advertising expenses.

         Order Generation Segment. Product sales within the Order Generation segment for the three months ended November 30, 2000, representing sales made by Calyx & Corolla, increased by $0.2 million, or 7.8% to $2.5 million. Service and other revenue within the Order Generation segment consists of order generation commissions and processing fees, wire service dues and fees, and credit card processing fees. Total Order Generation segment service and other revenue for the three months ended November 30, 2000 increased by $0.1 million, or 1.6% to $7.9 million, compared to the same period in the prior year.

         Cost of goods sold within the Order Generation segment were $0.8 million for the three months ended November 30, 2000 and 1999. As a result, gross margins as a percentage of product sales revenue for the three months ended November 30, 2000 increased to 65.8% from 63.4% in the same period of the prior year. This increase is attributable to improved product purchasing.

         Total Order Generation segment selling, general and administrative expenses for the three months ended November 30, 2000 decreased by $1.2 million, or 13.6% to $7.7 million, compared to the same period in the prior year. This decrease is primarily attributed to reduced advertising at our Calyx & Corolla business unit.

         Corporate. Total Corporate selling, general and administrative expenses for the three months ended November 30, 2000 decreased by $1.1 million, or 24.4%, to $3.5 million, compared to the same period in the prior year. Based upon capital constraints and strategic reasons, we chose to significantly reduce or eliminate our planned expansion activities in the short-term. Based upon the expansion slowdown, we significantly reduced personnel, technology, and other related general and administrative costs at our Fort Lauderdale, Florida corporate headquarters in order to align our organizational and cost structure with the size and scope of the business we currently own and operate. A significant portion of the reductions in personnel, technology, and other related general and administrative costs at our corporate headquarters was completed in the fourth quarter of fiscal 2000, and the remaining cost reduction programs are expected to be completed in the first half of fiscal 2001.

         Depreciation and Amortization. Depreciation and amortization for the three months ended November 30, 2000 increased by $0.4 million, or 18.9%, to $2.3 million, compared to the same period in the prior year, due principally to amortization related to fiscal 2000 acquisitions and a full-quarter amortization of fiscal 1999 acquisitions.

         Interest. Interest expense for the three months ended November 30, 2000 increased by $1.0 million to $1.4 million, compared to the same period in the prior year. The increase in interest expense during the current period is due primarily to increased borrowings under the Company's revolving credit facility to finance the expansion of its business activities, increased amortization of deferred financing costs and, to a lesser extent, increases in interest rates.

         Other Income (expense). Other income for the three months ended November 30, 2000 increased to $0.8 million as a result of net gains on the sale of certain non-core assets.

         Income Taxes. We have significant operating loss carryforwards available to offset future federal taxable income. Because of our current financial position, we have provided a full valuation allowance against the deferred tax asset account. Accordingly, we have recorded no federal income tax provision or benefit for the three months ended November 30, 2000. However, the Company currently pays income tax in certain states and, as a result, recorded a provision of $0.1 million for the three months ended November 30, 2000.

         Our future effective tax rate will depend on various factors, including the mix between state taxable income or losses, amounts of nondeductible goodwill, and the timing of adjustments to the valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

         We had cash and cash equivalents of $0.4 million as of November 30, 2000 and $1.4 million as of August 31, 2000. Cash and cash equivalents decreased by $1.0 million during the three months ended November 30, 2000 and by $2.6 million during the three months ended November 30, 1999. The major components of these changes are discussed below.

         Cash used in operating activities for the three months ended November 30, 2000 was $4.1 million compared to $6.5 million for the same period last year. Cash used in operating activities during the current period included $3.6 million resulting from a change in payment terms with a major wire service vendor. Cash used in operating activities improved in the current year when compared to the prior year due primarily to improved working capital managment offset to a lesser extent by a higher net loss in the current period.

         Cash provided by investing activities for the three months ended November 30, 2000 was $3.1 million primarily due to proceeds from the sale of non-core business units and real estate. These assets were sold for total consideration of $3.5 million, of which the company received $3.3 million in cash, $0.1 million in a note receivable, and agreed to $0.1 million in holdbacks. Capital expenditures for the three months ended November 30, 2000 were $0.2 million. Cash used in investing activities for the three months ended November 30, 1999 was $16.9 million including $11.5 million representing the cash portion of the purchase price of businesses acquired during the quarter and $5.4 million of capital expenditures.

         On November 6, 2000, we entered into Amendment Agreement No. 3 to Amended and Restated Credit Agreement with our primary lender. The amendment provides a new $7.0 million working capital line of credit through February 28, 2001 to fund seasonal cash requirements, at which date repayment is required. The amendment also eliminates $16.0 million in scheduled reductions to our $36.0 million revolving credit facility, which were previously to occur in the second and third quarters of fiscal 2001, until June 30, 2002, the new termination date for the facility, and relaxes certain financial covenants. Borrowings under the amended and restated credit agreement are secured by all of our current and future assets, including a pledge of the stock of each subsidiary.

         All new borrowings under the amended and restated credit agreement bear interest at a base rate of prime, plus 2%, payable monthly in arrears. At November 30, 2000, outstanding borrowings under the revolving credit facility were $32.1 million, including $7.1 million in base rate borrowings at prime plus 2% and $25.0 million in three Libor notes bearing interest at a weighted average rate of 10.14%. Each Libor note terminates in December 2000, when they will convert to base rate borrowings in accordance with Amendment No. 3.

         The amended and restated agreement also requires mandatory prepayments in the event of asset sales or equity offerings subsequent to November 6, 2000. Mandatory prepayments are required at 100% of the first $10.0 million of net proceeds from asset sales; 0% of the next $5.0 million; 100% of the next $13.0 million and 80% thereafter; and 75% of the net proceeds from any equity offering. These prepayments will first permanently reduce the working capital line of credit, then the revolving credit facility. Through November 30, 2000, we made mandatory prepayments of $0.9 million from net proceeds received from asset sales, reducing the commitment on the working capital line of credit to $6.1 million.

         The amended and restated agreement also requires minimum consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) threshold. We must generate consolidated EBITDA of $7.2 million in the three months ending February 28, 2001; $14.0 million in the six months ending May 31, 2001; $13.2 million in the nine months ending August 31, 2001; and $13.8 million in any four-quarter period ending on or after November 30, 2001. Additionally, our capital expenditures cannot exceed $0.5 million in any fiscal quarter, provided that we may spend up to $3.8 million for the acquisition and implementation of a standardized point-of-sale and management information system. All other prior financial covenants have been eliminated.

         In connection with the amendment, we issued three-year warrants to purchase an amount of common stock equal to 10% of our then outstanding common stock on a diluted basis at an exercise price of $.01 per share. If we repay all borrowings under the credit agreement prior to June 30, 2001, 75% of the warrants will terminate, and if we repay all borrowings prior to December 31, 2001, 50% of the warrants will terminate. Three members of management were required to participate in $1.0 million of the $7.0 million working capital line and received a proportionate share of the warrants. The fair market value of the warrants, estimated using a Black-Scholes option pricing model, is amortized to interest expense over the term of the facility beginning in November 2000.

         As of November 30, 2000, we had $3.7 million in borrowings against our new $7.0 million working capital line and had availability on our revolving credit and working capital line totaling $6.3 million. As of January 11, 2001 we had $3.5 million in total availability on our credit lines, excluding outstanding checks of approximately $2.4 million. We expect to draw the remainder of the availability to position ourselves for increased business expected for Valentine's Day.

         Our continued losses from operations during fiscal 2000 were primarily due to lower than expected revenue and higher than expected labor costs. In order to improve revenue, we have implemented sales incentives and training programs designed to increase our average sale. We have shifted responsibility for retail advertising from a centralized group at our corporate headquarters to individual markets and believe that we will improve revenue as a result of this locally focused advertising. Additionally, we believe the date of Easter and the day of the week on which Valentine's Day falls in fiscal 2001 are more favorable as compared to fiscal 2000.

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

Impact of Recently Issued Accounting Standards

         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133. SFAS No. 137 defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, SFAS No. 133 applies to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended by SFAS No. 138, requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company adopted SFAS No. 133 during the three months ended November 30, 2000. Because the Company has no derivatives, there was no effect on the Company's financial statements.

         On December 3, 1999, the staff of the SEC published Staff Accounting Bulletin 101, "Revenue Recognition," ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company adopted SAB 101 during the three months ended November 30, 2000. Specific items discussed in SAB 101 include bill-and-hold transactions, long-term service transactions, refundable membership fees, contingent rental income, up-front fees when the seller has significant continuing involvement and the amount of revenue recognized when the seller is acting as a sales agent or in a similar capacity. SAB 101 also provides guidance on disclosures that should be made for revenue recognition policies and the impact of events and trends on revenue. The adoption of SAB 101 did not have a material effect on the financial statements of the Company, as our revenue recognition policies are in conformity with SAB 101.

         In March 2000, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 00-2, Accounting for Web Site Development Costs ("EITF Issue No. 00-2"), which applies to all web site development costs incurred for quarters beginning after June 30, 2000. The consensus states that the accounting for specific web site development costs should be based on a model consistent with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Accordingly, certain web site development costs that are currently expensed as incurred may be capitalized and amortized. The Company adopted EITF Issue No. 00-2 during the three months ended November 30, 2000. The adoption of EITF Issue No. 00-2 did not have a material effect on the financial statements of the Company.

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

                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds.
-------  -----------------------------------------
         During the fiscal quarter ended November 30, 2000, we issued warrants to purchase an aggregate of 1,098,560 shares of our common stock (after adjustment to reflect a one-for-five reverse stock split on November 14, 2000) in connection with Amendment No. 3 to our Amended and Restated Credit Agreement. We made such issuances in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

Item 6.   Exhibits and Reports on Form 8-K.
------    --------------------------------
         (a)      Exhibits.  The following are being filed as exhibits to
                  this Report:
                  -----------

                  --       None

         (b) Reports on Form 8-K. We filed the following Reports on Form 8-K during the quarter ended November 30, 2000 and to date in the following quarter:

Date of Filing                                Disclosure(s)
--------------                                -------------

November 8, 2000           Announcement of Amendment No. 3 to Credit Agreement
                           and reverse stock split.

November 15, 2000          Announcement of completion of reverse stock split.

December 4, 2000           Announcement concerning the quotation of our common
                           stock on the OTC Bulletin Board.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GERALD STEVENS, INC.
                                               -------------------------------
                                               (Registrant)





Date: January 16, 2001                         By /s/ Wayne Moor
                                                  -----------------------------
                                                  Wayne Moor
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial  Officer)