Form 10-K/A
period 2000-08-31
GERALD STEVENS INC/
filed 2001-01-29
CIK 37525

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K/A
                                 Amendment No. 2
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

     The aggregate market value of Gerald Stevens, Inc. voting stock held by nonaffiliates was approximately $7.9 million on January 26, 2001.

     On January 17, 2001, 9,838,404 shares of Gerald Stevens, Inc. Common Stock, par value $.01 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                Explanatory Note

     This Amendment is being filed to amend the information called for by Item 5 of the Annual Report on Form 10-K of Gerald Stevens, Inc. for the year ended August 31, 2000.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Our common stock began trading on the Over-the-Counter Bulletin Board on December 4, 2000 under the symbol "GIFT." Before that date, our common stock traded on the Nasdaq National Market under the symbol "GIFT" beginning May 3, 1999. Before that date, our common stock traded on the Nasdaq SmallCap Market under the symbol "FIIF" beginning on May 30, 1997. Before that date, our common stock traded in the "Over-the-Counter" or "Pink Sheet" market. The number of record stockholders of our common stock on January 17, 2001 was 1,528 based on information furnished by our transfer agent.

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

                                      Sale Prices
                            -----------------------------
                                High             Low
                                ----             ---
1999:
First quarter                $   36 1/4       $  20
Second quarter                  109 3/8          32 3/16
Third quarter                    93 3/4          51 7/8
Fourth quarter                   80              45 5/8

2000:
First quarter                    72 13/16        46 1/4
Second quarter                   59 3/8          29 11/16
Third quarter                    47 3/16          7 3/16
Fourth quarter                   13 1/8           3 3/4

     On January 26, 2001, the closing price of our common stock on the Over-the-Counter Bulletin Board was $1 1/8 per share. We urge you to obtain current market quotations for shares of our common stock.

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

                                            GERALD STEVENS, INC.

                                            By  /s/ W. Moor
                                                -----------------------
                                                   W. Moor
                                            (Senior Vice President and
                                             Chief Financial Officer)
Date: January 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 29, 2001.


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