Form 10-K/A
period 2000-08-31
GERALD STEVENS INC/
filed 2001-01-31
CIK 37525

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K/A
                                 Amendment No. 3
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                Explanatory Note

         This Amendment is being filed to amend the information called for by
Item 13 of the Annual Report on Form 10-K of Gerald Stevens, Inc. for the year ended August 31, 2000.

Item 13.  Certain Relationships and Related Transactions

         In connection with our acquisition of Royer's Flower Shops, we assumed five leases between Royer's Flower Shops, as tenant, and Kenneth Royer and his spouse, as landlord; and we assumed two leases between Royer's Flower Shops, as tenant, and Gregory Royer and his spouse, as landlord. The leases are for retail flower shops we own and operate in central Pennsylvania. The aggregate annual rent payable by us for the leases is approximately $260,000 to Mr. and Mrs. Kenneth Royer and approximately $151,000 to Mr. and Mrs. Gregory Royer. We believe that each of the leases is on terms no less favorable than could be obtained from third parties for comparable retail space in the same markets.

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

                                            GERALD STEVENS, INC.

                                            By  /s/ W. Moor
                                                -----------------------
                                                   W. Moor
                                            (Senior Vice President and
                                             Chief Financial Officer)
Date: January 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 30, 2001.


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